Form 10QSB
period 2000-06-30
SPECTRAFAX CORP
filed 2000-08-14
CIK 773937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934.

For quarterly period ended June 30, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


                          Commission File No: 0-29747
                                              -------


                                SPECTRAFAX CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                                59-2412164
----------------------------                                 -------------------
(State or other jurisdiction                                  (I.R.S. Employer
      of incorporation)                                      Identification No.)


3050 N. Horseshoe Dr., Suite 100, Naples                            34104
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


                                  (941)643-8700
               --------------------------------------------------
               Registrant's telephone number, including Area Code


           Securities registered pursuant to Section 12(b) of the Act:
                                      None


           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES [X] NO [ ]


         As of June 30, 2000, 21,036,943 shares of Common Stock were outstanding.

PART I FINANCIAL INFORMATION

                                SPECTRAFAX CORP.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                       6/30/00       12/31/99
                                                     ----------      --------
ASSETS

Current Assets
  Cash                                               $  526,782             0
  Accounts Receivable                                   194,726       375,590
  Inventory                                              36,121        25,360
  Prepaid Expenses                                       91,235        11,950
                                                     ----------      --------
Total Current Assets                                    848,864       412,900
Property & Equipment -Net (Note 2)                      215,540       174,588
Other Assets
   Deposits                                              10,758        10,658
   Goodwill Arising from Acquisition (Note 3)           310,929
                                                     ----------      --------
Total Other Assets                                      321,687        10,658
                                                     ----------      --------

Total Assets                                         $1,386,091      $598,146
                                                     ==========      ========

                                SPECTRAFAX CORP.
                                  BALANCE SHEET
                                   (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                6/30/00               12/31/99
                                                              ------------          -----------
Current Liabilities
  Checks in Excess of Cash                                                          $    14,031
  Notes Payable  (Note 4)                                     $    691,500              849,500
  Accounts Payable                                                 202,763              247,773
  Deferred Revenue                                                 204,755              159,672
  Notes Payable, Bank Current Portion                                8,762               10,067
  Due to Related Party                                             120,768              144,478
  Accrued Interest Payable                                         238,225              271,978
  Accured Liabilities                                               53,384              124,142
                                                              ------------          -----------

Total Current Liabilities                                        1,520,157            1,821,641

Long-Term Liabilities
  Notes Payable Noncurrent Portion (Note 4)                        517,000               12,726
                                                              ------------          -----------

Total Liabilities                                                2,037,157            1,834,367

Stockholders' Equity

Preferred Stock: $25.00 Par Value, 200,000 Shares                        0                    0
  Authorized Series A Cumulative, Non Participating
  12%; Issued and Outstanding, None
  Common Stock: $0.0001 Par Value, 40,000,000                        2,103                1,859
  Shares Authorized, Issued and Outstanding
  21,036,943 and 18,598,322 (Note 5)
  Additional Paid In Capital                                    10,222,597            8,581,581
  Less Treasury Stock, at Cost, 4,000 Shares Outstanding            (4,000)              (4,000)
  Accumulated Deficit                                          (10,871,766)          (9,815,658)
                                                              ------------          -----------
Total Shareholders' Equity  (A Deficit)                           (651,066)          (1,236,221)
                                                              ------------          -----------

Total Liabilities & Stockholder' Equity                       $  1,386,091          $   598,146
                                                              ============          ===========

                                SPECTRAFAX CORP.
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                      2000                  1999
                                                                  ------------          ------------
Revenues                                                          $    261,077          $    620,563

Cost of Sales                                                          144,270               199,385
                                                                  ------------          ------------

Gross Profit                                                           116,807               421,178

Selling, General & Administrative
         Marketing & Sales                                             264,332               219,187
         General & Administrative                                      314,541               195,758
         Research & Development Expense                                135,020               113,800
                                                                  ------------          ------------

Total Selling, General & Administrative Expense                        713,893               528,745
                                                                  ------------          ------------

Net Operating Loss                                                    (597,086)             (107,567)
                                                                  ------------          ------------
Other Income (Expense)
         Interest Income                                                 9,833
         Interest Expense                                              (35,243)              (20,087)
                                                                  ------------          ------------
Total Other Income and (Expense)                                       (25,410)              (20,087)
                                                                  ------------          ------------

Net Loss Available to Common Stockholders                         $   (622,496)         $   (127,654)
                                                                  ============          ============

Basic Loss Per Common Share                                       $      (0.03)         $      (0.01)

Basic Weighted Average Number of
Common Shares Outstanding                                         $ 18,105,463          $ 17,357,411
                                                                  ============          ============

                                SPECTRAFAX CORP.
                             STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                       2000                  1999
                                                                  ------------          ------------
Revenues (Note 6)                                                 $    390,391          $  1,318,486

Cost of Sales                                                          256,855               386,902
                                                                  ------------          ------------

Gross Profit                                                           133,536               931,584

Selling, General & Administrative
         Marketing & Sales                                             445,221               375,955
         General & Administrative                                      473,606               366,740
         Research & Development Expense                                205,012               241,366
                                                                  ------------          ------------

Total Selling, General & Administrative Expense                      1,123,839               984,061
                                                                  ------------          ------------

Net Operating Loss                                                    (990,303)              (52,477)
                                                                  ------------          ------------
Other Income (Expense)
         Interest Income                                                10,701
         Interest Expense                                              (76,506)              (50,233)
                                                                  ------------          ------------
Total Other Income (Expense)                                           (65,805)              (50,233)
                                                                  ------------          ------------

Net Loss Available to Common Stockholders                         $ (1,056,108)         $   (102,710)
                                                                  ============          ============

Basic Loss Per Common Share                                       $      (0.05)         $      (0.01)
                                                                  ============          ============

Basic Weighted Average Number of
Common Shares Outstanding                                         $ 20,000,913          $ 17,639,188
                                                                  ============          ============

                                SPECTRAFAX CORP.
                             STATEMENT OF CASH FLOWS


                                                                             JUNE                JUNE
                                                                             2000                1999
Cash Flows from Operating Activities:
  Net (Loss)                                                             $(1,056,108)         $(102,601)
 Adjustments to reconcile net (loss) to Net Cash
 Used in operating activities:
 Options Granted                                                             100,513
 Common Stock Issued for Services                                             49,350
 Depreciation                                                                 43,560             52,800
 Decrease (increase) in operating assets:
   Accounts Receivable                                                       180,864           (428,129)
   Inventory                                                                 (10,761)            45,212
   Prepaid Expenses and Deposits                                             (79,384)           (26,742)
 Increase  (decrease) in operating liabilities:
   Accounts Payable                                                          (45,010)           (36,612)
   Accrued Liabilities                                                       (42,613)            20,928
   Due to Related Party                                                                          (2,865)
   Customer Advance                                                           45,083
   Checks in Excess of Cash                                                  (14,031)
                                                                         -----------          ---------
 Total Adjustments to Net Profit                                             227,571           (375,408)

  Net Cash Provided by Operating Activities                                 (828,537)          (478,009)
  Cash Flows from Investing Activities:
    Property and Equipment Expenditures                                      (82,836)           (35,043)
    Other Assets (2Alertme)                                                 (112,604)
                                                                         -----------          ---------
  Cash Used by Investing Activities                                         (195,440)           (35,043)

Cash Flows from Financing Activities:
     Payments on Notes Payable                                               (89,000)          (134,432)
     Payments on Bank Note                                                    (7,031)
     Proceeds from Issuance of Notes Payable                               1,570,000            244,617
     Offering Cost                                                           (54,600)
     Proceeds from Issuance of Common Stock (Net)                            152,400            442,530
     Advances from Officer                                                    27,000
     Payments to Officer                                                     (48,010)
                                                                         -----------          ---------
         Net Cash Provided By Financing Activities                         1,550,759            552,715
                                                                         -----------          ---------

                           Net Increase (decrease) in Cash                   526,782             39,663
                                                                         ===========          =========

          Cash at 12/31/99                                                         0             29,262
                                                                         -----------          ---------
                   Cash at                                               $   526,782          $  68,925
                                                                         ===========          =========
Supplemental Information
Cash Paid for:
         Interest                                                        $    46,486          $  55,286
                                                                         ===========          =========
         Income Taxes                                                              0                  0
Non Cash Investing and Financing Activities:
         Conversion of Accts Payable, Related Party to Com Stock               2,710                  0
                                                                         ===========          =========
         Conversion of Notes Payable to Equity including
         Accrued interest                                                $ 1,190,000          $       0
                                                                         ===========          =========

                                SPECTRAFAX CORP.
                          NOTES TO FINANCIAL STATEMENTS

Note 1. Statement of Information Furnished
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10SQB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000, and the statement of cash flows for the three and six months ended June 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-SB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 1999 Annual Report on Form 10-SB.

Note 2. Property and Equipment
Property and equipment is comprised as follows at June 30, 2000:

         Computer Equipment                          $555,830
         Furniture and Fixtures                        38,275
         Display booth and other equipment            178,473
         Software                                     121,539
                                                     --------
                                                      894,117
         Less accumulated depreciation               (678,577)
                                                     --------
   Net Property and Equipment                        $215,540

Depreciation expense charged to operations during the six months ending June 30, 2000 and June 30, 1999 was $43,560 and $52,800 respectively.

Note 3. Asset Purchase
On May 1, 2000, SpectraFAX Corp. completed an "Asset Purchase Agreement" with 2AlertMe.com, Inc. to purchase all of its assets, properties and goodwill. The purchase price was $125,000 cash, less the amount of cash purchased as an asset, or $12,396, the issuance of 200,000 shares of SpectraFAX common stock at $0.70 per share, and an option to acquire 200,000 shares of SpectraFAX common stock at $3.50 per share, expiring in ten years. SpectraFAX paid $125,000 and recorded the issuance of the 200,000 shares of common stock at the fair market value of the common stock at the date of issuance, which was $1.00 per share, because the fair market value exceeded the value in the asset purchase agreement. The options were not valued because the exercise price of the options exceeded the fair market value of the common stock at the date of issuance.

                                SPECTRAFAX CORP.
                     NOTES TO FINANCIAL STATEMENTS CONTINUED

The estimated purchase price and preliminary adjustments to historical book value of 2AlertMe as a result of the 2AlertMe transaction are as follows:

         Purchase price:
                  Cash                              $125,000
                  Common Stock Issued                200,000          $325,000
                                                    --------
         Book Value of net assets acquired:
                  Cash                                12,396
                  Computer                             1,675           (14,071)
                                                     --------         --------

         Purchase price in excess of net assets acquired (goodwill)   $310,929
                                                                      --------

(1) The acquisition of 2AlertMe's assets was accounted for by the purchase method of accounting, which allocates the excess of the total purchase price exceeding the sum of amounts assigned to the assets and liabilities acquired, to intangible assets ("Goodwill"). Goodwill is being amortized over its estimated useful life, not to exceed ten years. Fixed Assets are being depreciated over estimated useful lives, or five years. Included in pro forma adjustments at December 31, 1999 and operations at June 30, 2000, is Goodwill and depreciation of $15,546 and $168 respectively.

Note 4. Notes Payable Notes Payable consists of the following:

15% Short Term Demand Note                                           $ 50,000
12% Short Term Notes Convertible @$2.00/Share                         190,500
Notes Secured by US Government Receivables                            349,000
12% Short Term Equipment Notes                                         24,000
10% Convertible Subordinated Debenture                                 78,000
                                                                     --------
                                                                     $691,500

                                SPECTRAFAX CORP.
                     NOTES TO FINANCIAL STATEMENTS CONTINUED

On December 31, 1999 the Short Term Notes totaled $ 849,500. The following transactions occurred during the six months ending June 30, 2000.

Converted to Stock at $1.00/share, 10 & 12% Convertible Notes     $ 79,000
Notes Secured by US Government Receivables, borrowed               (10,000)
Notes Secured by US Government Receivables, paid cash               83,000
Paid cash on 12% Short Term Note                                     6,000
                                                                  --------
                                                                  $158,000
Accrued interest was $ 61,900
Accrued interest converted to stock was $61,900 at $1.00 per share

Long Term Debt $1,560,000
6% Convertible Subordinated Debentures due
March 2005 (Scheduled redemption
subordinated to other senior obligations)
Converted $1,050,000 @ $.080 on May 12, 2000.                      510,000

Long Term Portion of 9.75% Bank Note                                 7,000
                                                                  --------

                              Total Long Term Debt                $517,000

Note 5. Common Stock
Issued 2,438,621 shares of common stock during the six month period ending 6/30/00:

Issued for cash                                262,741 shares       $  152,400
Issued for Conversion of 6% Debenture        1,312,500 shares        1,050,000
Issued for Conversion of Convertible Notes     140,900 shares          140,900
Issued for Services                            522,480 shares          215,730
Issued for the acquisition of 2AlertMe         200,000 shares          200,000
                                             ----------------       ----------
                  Total                      2,438,621               1,759,030
Stock Options                                                          100,513
Less Offering Cost                                                    (218,280)
Less Common Stock @ .0001                                                 (244)
                                                                    ----------
         Paid in Capital                                            $1,641,019

                                SPECTRAFAX CORP.
                     NOTES TO FINANCIAL STATEMENTS CONTINUED

Note 6. Segment Information
The Company's revenues are classified into four principal reportable segments that provide different products or services.

Management evaluates the performance of its segments and allocates resources to them primarily based on pretax income along with cash flows and overall economic returns. Certain items are maintained at the Company's corporate level and are not allocated to the segments. They primarily include the Company's corporate headquarters costs, such as General and Administrative expenses, related employee benefits, travel and promotion, rent expense, consulting and professional fees.

A summary of the segment information is as follows:


                                          SERVICE
JUNE 30, 2000          FAX LIAISON         BUREAU             WARRANTY              OTHER               TOTAL
Revenues             $   219,127          $  29,897          $ 116,329          $    25,038          $   390,391

Operating (Loss)        (723,366)           (44,490)          (133,469)             (88,979)            (990,303)

Total Assets           1,157,217            124,748              6,930               97,196            1,386,091

Capital
Expenditures               5,127              2,501                 --               76,883               84,511

Depreciation              32,155              5,125              3,248                3,052               43,580


                                          SERVICE
JUNE 30, 1999         FAX LIAISON          BUREAU            WARRANTY             OTHER               TOTAL

Revenues             $ 1,010,552          $ 59,105          $ 220,699          $  28,130          $ 1,318,486

Operating (Loss)         (36,734)           (2,624)            (7,872)            (5,248)             (52,477)

Total Assets             394,668            55,282             51,000             97,196              598,146

Capital
Expenditures               7,052             1,904              2,750             16,805               28,511

Depreciation              37,139             3,128              2,775              9,758               52,800

                                SPECTRAFAX CORP.
                     NOTES TO FINANCIAL STATEMENTS CONTINUED

Note 7. Operating Lease
The Company entered into a lease for 1,006 square feet of office space located at 1732 Windsor Road, Loves Park, IL 61111. The lease begins May 1, 2000 and extends for 2 years ending April 30, 2002. The basic rent is $1,000 per month plus one month security.

Note 8. Stock Options
The Company has issued stock options to certain individuals as additional performance incentives to promote the success of the Company by providing these individuals with the opportunity to acquire common stock. The status of the SpectraFAX's outstanding stock options is summarized below as of June 30, 2000:


                                                  Number of        Option      Expiration
                                                   Shares          Price          Date
                                                  ---------        ------      ----------
         Granted During February 2000                20,000        $  .25        Feb 2001
                                                     40,000        $  .50        Feb 2001
         Granted During April 2000                1,100,001        $ 1.50      April 2007
                                                    136,500        $  .80      April 2003
                                                    200,000        $ 3.50      April 2010
         Granted During May                           5,000
                                                  ---------
         Total outstanding, June 30, 2000         1,501,501
                                                  =========

         The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at June 30, 2000:

         Net Loss
                  As reported                            $ 1,056,108
                  Pro forma                              $ 1,258,468
         Net Loss Per Share
                  As reported                            $      0.05
                  Pro forma                              $      0.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted: dividend yield of 0%, expected volatility of 170%, risk-free interest rate of 5%, and an expected life of 5 years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. SpectraFAX Corp. (SpectraFAX) undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by SpectraFAX which attempt to advise interested parties of the factors which affect SprectraFAX's business in this report.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999 AND THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999.

REVENUES

Net Revenues for the three months ended June 30, 2000 were $261,077 compared to net revenues of $ 620,563 for the three months ended June 30, 1999, a decrease of $ 359,486 or 58%. Net Revenues for the six months ended June 30, 2000 were $390,391, compared to net revenues of $1,318,486 for the six months ended June 30, 1999, a decrease of $928,095 or approximately 70.4%. The decrease was due primarily to a decline in the sale of Fax Liaison systems. The first quarter of this year was affected due to the fact that all pending orders in late 1999 were shipped prior to year end. Pending the Y2K problem, customers wanted to take possession of the system prior to January 1, 2000. Therefore orders that would have been filled in January were accelerated into December. In addition, the Company has seen a shift from fax products to internet products during the last twelve month period, which is a major reason for the Company purchasing 2AlertMe.com, Inc. The new product, 2AlertMe, which has revitalized the need for the Company's Fax Liaison system, is a fax, voice, E-mail messaging system. The new product, which is commercially marketable, is an internet stock alert program, that "runs" on the Fax Liaison messaging system. The Company is presently negotiating sales orders with several Wall Street brokerage firms to install 2AlertMe and Fax Liaison systems on their site. There is no assurance that sales however will be consummated.

COST AND EXPENSES

Cost of revenues for the three months ended June 30, 2000 was $144,270 (55.3% of Revenue) compared to $ 199,385 (32.1% of Revenue) for the three months ended June 30, 1999. Cost of revenues for the six months ended June 30, 2000, was $256,855 (65.8% of Revenue) compared to $386,902 (29.3% of Revenue) for the six months ended June 30, 1999. The increase as a percentage of revenue was due to the reduction in sales of Fax Liaison systems, while the company incurred constant fixed costs in operations. As a result, gross margin decreased from $421,178 for the three months ended June 30, 1999 to $116,807 for the three months ended June 30, 2000. The gross margin decreased from $931,584 or 70.7% for the six months ending June 30, 1999 to $133,536 or 34.2% for the six months ending June 30, 2000.

Selling, General and Administration and Research and Development expenses, increased from $528,745 in the three months ended June 30, 1999 to $713,893 in the three months ended June 30, 2000. The expenses for the six months ended June 30, 1999 increased from $ $984,061 to $1,123,839 for the same period ending June 30, 2000, approximately 7%. Expenses did not decrease commensurate with the decrease in revenue as the Company maintained its overhead expenses in anticipation of increased sales of 2AlertMe. In addition, increases were realized in several areas due to the purchase of 2AlertMe. A Director of Research and Development was hired to plan the marketing of 2AlertMe. Attorney fees were incurred due to the purchase of 2AlertMe and sales and marketing expenses now include the expenses for the satellite office in Loves Park, IL.

OTHER INCOME EXPENSE,

Other expense increased by $ 5,323 for the three months and $15,572 for the first six months reflecting higher interest cost due to loans to related parties, and the private placement of the 6% Convertible Subordinated Debenture in March 2000, for $1,560,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been and will continue to be significant, and its cash requirements have exceeded cash flow from operations since inception. As a result, the Company has been substantially dependent on the proceeds of earlier private placements of debt and equity securities to satisfy its working capital requirements.

In March 2000 the Company consummated the sale, in a private offering, of $1,560,000 principal amount of convertible subordinated debentures bearing interest at the rate of 6% per annum and convertible at $.80 per share. As a result, cash at June 30, 2000 was $526,782. In May $1,050,000 principal amount of Debentures was converted into 1,312,500 shares of common stock. The Company believes that the proceeds received from the sale of debentures will satisfy the cash requirement of the Company over the next twelve months. Furthermore, the Chief Executive Officer has agreed to provide funding, as necessary, to the Company to assure continued operations for the next twelve months. If the Company does not attain a positive cash flow by then, it will need to seek additional equity or debt financing, to the extent available. There can be no assurance that additional financing from any source will be available when needed on commercially reasonable terms, or at all.

PART II OTHER INFORMATION

ITEMS 1-5 - None

ITEM 6    - Exhibit 27 - Financial Data Schedule (for SEC use only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2000.

                               SpectraFAX Corp.


                               /s/  Thomas J. Conwell
                                    ------------------------------------------
                                    Thomas J. Conwell, Chief Executive Officer


                               /s/  Erik Ekelund
                                    ------------------------------------------
                                    Erik Ekelund, Chief Financial Officer