Form 10QSB
period 2000-09-30
SPECTRAFAX CORP
filed 2000-11-14
CIK 773937

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-QSB


                                  (MARK ONE)

         [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

              For quarterly period ended September 30, 2000


                                       OR


         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              Commission File No:   0-29747
                                 -------------


                                SPECTRAFAX CORP.
                                ----------------
             (Exact name of registrant as specified in its charter)


           Florida                                              59-2412164
           -------                                              ----------
(State or other jurisdiction                                 (I.R.S. Employer
     of incorporation)                                      Identification No.)


3050 N. Horseshoe Dr., Suite 100, Naples                          34104
----------------------------------------                          -----
(Address of principal executive offices)                        (Zip Code)

                                 (941)643-8700
                                 -------------
               Registrant's telephone number, including Area Code


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

                            YES [X]           NO [ ]


         As of September 30, 2000, 21,294,374 shares of Common Stock were outstanding.




===============================================================================

                                SPECTRAFAX CORP.
                                 BALANCE SHEET
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)



                                                              Sept 30,
                                                                2000
                                                              --------
         ASSETS
         Current Assets
           Cash                                               $ 93,553
           Accounts Receivable                                  72,131
           Inventory                                            40,062
           Prepaid Expenses                                     75,550
                                                              --------

         Total Current Assets                                  281,296

         Property & Equipment -Net (Note 2)                    246,918

         Other Assets
           Deposits                                             12,648
           Goodwill Arising from Acquisition (Note 3)          279,837
                                                              --------
         Total Other Assets                                    292,485
         Total Assets                                         $820,699
                                                              ========



The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                                 BALANCE SHEET
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)



                                                                  Sept 30,
                                                                    2000
                                                                ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes Payable  (Note 4)                                       $    539,500
  Accounts Payable                                                   157,394
  Deferred Revenue                                                   175,881
  Notes Payable, Bank Current Portion                                  8,244
  Due to Related Party                                               120,768
  Accrued Interest Payable                                           195,671
  Accrued Liabilities                                                 73,873
                                                                ------------
Total Current Liabilities                                          1,271,331

Long-Term Liabilities
  Notes Payable Noncurrent Portion (Note 4)                          514,300
                                                                ------------

Total Liabilities                                                  1,785,631

Stockholders' Equity

  Preferred Stock: $25.00 Par Value, 200,000 Shares                        0
    Authorized Series A Cumulative, Non Participating
    12%; Issued and Outstanding, None
  Common Stock: $0.0001 Par Value, 40,000,000                          2,129
    Shares Authorized, Issued and Outstanding
    21,294,374 and 18,598,322 (Note 6)
  Additional Paid In Capital                                      10,511,512
  Less Treasury Stock, at Cost, 4,000 Shares Outstanding              (4,000)
  Accumulated Deficit                                            (11,474,573)
                                                                ------------
  Total Shareholders' Equity  (A Deficit)                           (964,932)
                                                                ------------
Total Liabilities and Stockholders' Equity                      $    820,699
                                                                ============



The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                            STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                          SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                           THREE                THREE
                                                           MONTHS               MONTHS
                                                           ENDED                ENDED
                                                          9/30/00              9/30/99
                                                       ------------         -----------

Revenues                                               $    143,738             764,036


Cost of Sales                                               109,712             323,142
                                                       ------------         -----------

Gross Profit                                                 34,026             440,894

Selling, General & Administrative
         Marketing & Sales                                  262,844             182,559
         General & Administrative                            91,757             201,641
         Research & Development Expense                     164,083              73,940
                                                       ------------         -----------

Total Selling, General & Administrative Expense             518,684             458,140
                                                       ------------         -----------

Net Operating Loss                                         (484,658)            (17,246)
                                                       ------------         -----------
Other Income (Expense)
         Interest Income                                      5,940
         Interest Expense                                   (22,842)            (38,416)
                                                       ------------         -----------
Total Other Income (Expense)                                (16,902)            (38,416)
                                                       ------------         -----------

Net Loss Available to Common Stockholders              $   (501,560)            (55,662)
                                                       ============         ===========

Basic Loss Per Common Share                            $      (0.02)             (0.003)
                                                       ============         ===========

Basic Weighted Average Number of
Common Shares Outstanding                                20,249,222          17,911,291
                                                       ============         ===========




The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                            STATEMENT OF OPERATIONS
                           FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 2000 AND 1999
                                   UNAUDITED)


                                                           NINE                 NINE
                                                           MONTHS               MONTHS
                                                           ENDED                ENDED
                                                          9/30/00              9/30/99
                                                       ------------         -----------

Revenues (Note 7)                                      $    534,129           2,082,522


Cost of Sales                                               366,567             710,044
                                                       ------------         -----------

Gross Profit                                                167,562           1,372,478

Selling, General & Administrative
         Marketing & Sales                                  708,065             558,514
         General & Administrative                           565,363             568,381
         Research & Development Expense                     369,095             315,306
                                                       ------------         -----------

Total Selling, General & Administrative Expense           1,642,523           1,442,201
                                                       ------------         -----------

Net Operating Loss                                       (1,474,961)            (69,723)
                                                       ------------         -----------
Other Income (Expense)
         Interest Income                                     16,641
         Interest Expense                                   (99,348)            (88,649)
                                                       ------------         -----------
Total Other Income (Expense)                                (82,707)            (88,649)
                                                       ------------         -----------

Net Loss Available to Common Stockholders              $ (1,557,668)           (158,372)
                                                       ============         ===========

Basic Loss Per Common Share                            $      (0.08)              (0.01)
                                                       ============         ===========

Basic Weighted Average Number of
Common Shares Outstanding                                20,112,585          17,884,879
                                                       ============         ===========



The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                            STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPT 30, 2000 AND 1999



                                                      9/30/00         9/30/99
                                                    -----------      ---------


Cash Flows from Operating Activities:
  Net Loss                                          $(1,557,668)     $(158,237)
  Adjustments to reconcile net loss to
   Net Cash Used in Operating Activities:
  Options Granted  - Compensation Cost                  100,513
  Common Stock Issued for Services                       49,350
   Depreciation and Amortization                         65,839         75,458
   Decrease (increase) in operating assets:
     Accounts Receivable                                303,458       (357,431)
     Inventory                                          (14,703)        39,254
     Prepaid Expenses and Deposits                      (65,590)       (21,906)
  Increase (decrease) in operating liabilities:
     Accounts Payable                                   (90,378)       (33,048)
     Accrued Interest                                    37,243         23,067
     Accrued Liabilities                                (50,271)       (15,170)
     Customer Deposits                                   16,209         17,534
     Checks in Excess of Cash                           (14,031)            --
                                                    -----------      ---------
  Total Adjustments                                     337,643       (272,242)

Net Cash Used in Operating Activities                (1,220,025)      (430,479)

Cash Flows from Investing Activities:
  Property and Equipment Expenditures                  (105,402)       (50,448)
  Purchase of 2Alertme                                 (112,604)            --
                                                    -----------      ---------
Cash Used by Investing Activities                      (218,006)       (50,448)

Cash Flows from Financing Activities:
  Payments on Notes Payable                            (106,500)      (130,617)
  Payments on Bank Note                                 (10,250)        (8,264)
  Proceeds from Short Term Borrowing                                   199,617
  Proceeds from Issuance of Notes Payable             1,570,000
  Offering Cost                                         (54,600)
  Proceeds from Issuance of Common Stock                153,944        442,530
  Advances from Officer                                  27,000         45,000
  Payments to Officer                                   (48,010)       (38,000)
                                                    -----------      ---------
        Net Cash Provided By Financing                1,531,584        510,266
                                                    -----------      ---------

Increase in Cash and Cash Equivalents                    93,553         29,339

Cash Beginning of Period 12/31/99 & 12/31/98                  0         29,262
                                                    -----------      ---------
Cash End of Period 9/30/00 & 9/30/99                     93,553         58,601
                                                    ===========      =========

                                SPECTRAFAX CORP.
                            STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


Supplemental Information
------------------------

Cash Paid for:
  Interest                                                  $   59,891
                                                            ==========
  Income Taxes                                              $        0
                                                            ==========
Non-Cash Investing and Financing Activities:
  Conversion of Accts Payable, Related Party to Com Stk     $    2,700
    Conversion of Notes Payable to Equity including         ==========
  Accrued interest                                          $1,377,050
                                                            ==========


Common Stock issued for Services
Net of Offering Costs                                       $   49,350
                                                            ==========

Compensation Costs - Stock Options                          $  100,513
                                                            ==========


The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                         NOTES TO FINANCIAL STATEMENTS



Note 1.  Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10SQB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000, and the statement of cash flows for the three and nine months ended September 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-SB.

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

Note 2.  Property and Equipment

Property and equipment is comprised as follows at September 30, 2000:

         Computer Equipment                    $ 575,848
         Furniture and Fixtures                   40,823
         Display booth and other equipment       178,473
         Software                                121,539
                                               ---------
                                                 916,683
         Less accumulated depreciation          (699,765)
                                               ---------
         Net Property and Equipment              246,918

Depreciation expense charged to operations during the nine months ending September 30, 2000 and September 30, 1999 was $34,747 and $74,458 respectively.


Note 3.  Asset Purchase Agreement

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

                               SPECTRAFAX CORP.
                    NOTES TO FINANCIAL STATEMENTS CONTINUED




200,000 shares of common stock at the fair market value of the common stock at the date of issuance, which was $1.00 per share, because the fair market value exceeded the value in the asset purchase agreement. The options were not valued because the exercise price of the options exceeded the fair market value of the common stock at the date of issuance.

The estimated purchase price and preliminary adjustments to historical book value of 2Alertme as a result of the 2Alertme transaction are as follows:

         Purchase price:
                  Cash                          125,000
                  Common Stock Issued           200,000      325,000
                                                -------
         Book Value of net assets acquired:
                  Cash                           12,396
                  Computer                        1,675      (14,071)
                                                -------     --------

         Purchase price in excess of net
           assets acquired (goodwill)                        310,929
                                                            --------

(1) The acquisition of 2Alertme's assets was accounted for by the purchase method of accounting, which allocates the excess of the total purchase price exceeding the sum of amounts assigned to the assets and liabilities acquired, to intangible assets (goodwill). Goodwill is being amortized over its estimated useful life, not to exceed ten years. Fixed Assets are being depreciated over estimated useful lives, or five years. Included in nine month operating statement is Goodwill and depreciation of $31,092 and $336 respectively.


Note 4.  Notes Payable

         Notes Payable consists of the following:

         15% Short Term Demand Note                        $ 50,000

         12% Short Term Notes Convertible @$2.00/Share      133,000

         Notes Secured by US Government Receivables         266,500

         12% Short Term Equipment Notes                      24,000

         10% Convertible Subordinated Debenture              66,000
                                                           --------
                                                           $539,500

                                SPECTRAFAX CORP.
                    NOTES TO FINANCIAL STATEMENTS CONTINUED

On December 31, 1999 the Short Term Notes totaled $ 849,500. The following transactions occurred during the nine months ending September 30, 2000.


         Converted to Stock at $1.00/share, 10 & 12% Convertible Notes     $ 136,500
         Converted to Stock at $0.55/share, 10 & 12% Convertible Notes        77,000
         Notes Secured by US Government Receivables, borrowed                (10,000)
         Notes Secured by US Government Receivables, paid cash               100,500
         Paid cash on 12% Short Term Note                                      6,000
                                                                           ---------
                                                                           $ 310,000

         Accrued interest converted to stock was $113,550.

Long Term Debt $1,560,000
6% Convertible Subordinated Debentures due
March 2005 (Scheduled redemption
subordinated to other senior obligations)
Converted $1,050,000 @ $.080 on May 12, 2000.                     $ 510,000

Long Term Portion of 9.75% Bank Note                                  4,300
                                                                  ---------

                              Total Long Term Debt                $ 514,300


Note 6.  Common Stock

Issued 2,696,052 shares of common stock during the nine month period ending 9/30/00:


         Issued for cash                                  263,621 shares     $   153,944
         Issued for Conversion of 6% Debenture          1,312,500 shares       1,050,000
         Issued for Conversion of Convertible Notes       276,456 shares         260,100
         Issued for Conversion of Factored Notes          120,995 shares          66,950
         Issued for Services                              519,600 shares         213,030
         Issued for Conversion of Accounts
         Payable, Related Party                             2,880 shares           2,700
         Issued for the acquisition of 2Alertme           200,000 shares         200,000
                                                        ----------------     -----------
                           Total                        2,696,052              1,946,724
         Stock Options                                                           100,513
         Less Offering Cost                                                     (218,280)
         Less Common Stock @ .0001                                                  (270)
                                                                             -----------
                  Paid in Capital                                            $ 1,828,687


                                SPECTRAFAX CORP.
                    NOTES TO FINANCIAL STATEMENTS CONTINUED

Note 7.  Segment Information

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

A summary of the segment information is as follows:

                                      SERVICE
SEPT 30, 2000       FAX LIAISON       BUREAU        WARRANTY          OTHER            TOTAL
-------------       -----------       -------       ---------       ---------       -----------

Revenues           $   243,551       $ 41,396       $ 217,217       $  31,965       $   534,129

Operating
Income (Loss)         (958,725)       (29,499)        (73,747)       (412,990)       (1,474,961)

Total Assets           525,415         73,862           4,103         217,319           820,699


Capital
Expenditures             6,300          2,501              --          96,601           105,402


Depreciation            48,578          7,742           4,907           4,612            65,839





                                      SERVICE
SEPT 30, 1999       FAX LIAISON       BUREAU        WARRANTY          OTHER            TOTAL
-------------       -----------       -------       ---------       ---------       -----------

Revenues           $ 1,721,227       $ 97,229       $ 208,291       $  55,775       $ 2,082,522


Operating
Income (Loss)          (18,361)        (4,377)        (11,264)        (35,721)          (69,723)

Total Assets           394,668          5,282           1,000         197,196           598,146


Capital
Expenditures            13,212          3,509           2,750          11,772            50,448


Depreciation            53,076          4,470           3,966          13,946            75,458


                                SPECTRAFAX CORP.
                    NOTES TO FINANCIAL STATEMENTS CONTINUED

Note 8.  Operating Lease

The Company entered into a lease for 1,006 square feet of office space located at 1732 Windsor Road, Loves Park, IL 61111. The lease begins May 1, 2000 and extends for 2 years ending April 30, 2002. The basic rent is $1,000 per month plus one month security.

Note 9.  Stock Options

The Company has issued stock options to certain individuals as additional performance incentives to promote the success of the Company by providing these individuals with the opportunity to acquire common stock. The status of the Spectra Fax's outstanding stock options is summarized below as of September 30, 2000:

                                             Number of    Option        Exp
                                              Shares      Price         Date
                                             ---------    ------    ----------

         Granted During February 2000           20,000    $  .25    Feb 2001
                                                40,000    $  .50    Feb 2001
         Granted During April 2000           1,100,001    $ 1.50    April 2007
                                               136,500    $  .80    April 2003
                                               200,000    $ 3.50    April 2010
         Granted During May                      5,000    $  .10    May 2003
                                             ---------
         Total outstanding, Sept 30, 2000    1,501,501
                                             =========


The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at September 30, 2000:

         Net Loss
                  As reported                            $ 1,557,668
                  Pro forma                              $ 1,760,028
         Net Loss Per Share
                  As reported                            $  0.08
                  Pro forma                              $  0.09

                                SPECTRAFAX CORP.
                    NOTES TO FINANCIAL STATEMENTS CONTINUED

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted: dividend yield of 0%, expected volatility of 170%, risk-free interest rate of 5%, and an expected life of 5 years.


                                SPECTRAFAX CORP.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. SpectraFAX Corp. (SpectraFAX) undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by SpectraFAX which attempt to advise interested parties of the factors which affect SpectraFAX's business in this report.


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND THE NINE MONTHS SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

REVENUES

Net Revenues for the three months ended September 30, 2000 were $143,738 compared to net revenues of $ 764,036 for the three months ended September 30, 1999, a decrease of $ 620,298 or 81.2%. Net Revenues in the nine months ended September 30, 2000 were $ 534,129, compared to net revenues of $2,082,522 for the nine months ended September 30, 1999, a decrease of $ 1,548,393 or 74.4%. The decrease was due primarily to Fax Liaison Revenue. SpectraFAX continued to see a shift from fax products to internet products in the last year. The Company's new internet product, which is ready for market, is an Internet stock alert program, that "runs" on our Fax Liaison messaging system. SpectraFAX has recently signed both Paragon and Firstrade to alert their customers of stock market deviations. In addition, the Company is negotiating sales orders with several Wall Street brokerage firms to install 2AlertMe and Fax Liaison Systems on their site.

COST AND EXPENSES

Cost of revenues for the three months ended September 30, 2000 was $109,712 (76.3% of Revenue) compared to $ 323,142 (42.3% of Revenue) for the three months ended September 30, 1999. Cost of revenues for the nine months ended September 30, 2000, was $366,567 (68.6% of Revenue) compared to $710,044 (34.1%
of Revenue) for the nine months ended September 30, 1999. The increase, as a percentage of revenue, was due to the reduction in sales of Fax Liaison systems (volume variance), while the company incurred fixed costs in operations. As a result, gross profit decreased from $440,894 for the three months ended September 30, 1999 to $ 34,026 for the three months ended September 30, 2000. The gross profit decreased from $1,372,478 or 65.9% for the nine months ending September 30, 1999 to $167,562 or 31.4% for the nine months ending September 30, 2000.

Selling, General and Administration and Research and Development expenses, increased from $458,140 in the three months ended September 30, 1999 to $518,684 in the three months ended September 30, 2000. The expenses for the nine months ended September 30, 1999 increased from $ 1,442,201 to $1,642,523 for the same period ending September 30, 2000, approximately 14%. Expenses did not decrease commensurate with the decrease in revenue as the Company maintained its overhead expenses in anticipation of increased sales of 2AlertMe. In addition, increases were realized in several areas due to the purchase of 2AlertMe. Increased staffing occurred both in engineering and in marketing to introduce the new product, 2AlertMe. Attorney fees were incurred due to the purchase of 2AlertMe and sales and marketing expenses now include the expenses for the satellite office in Loves Park, IL.

OTHER INCOME EXPENSE,

Other expense decreased by $ 21,514 for the three months and $5,942 for the first nine months due to interest income off setting loan interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements have been and will continue to be significant, and its cash requirements have exceeded cash flow from operations since inception. As a result, the Company has been substantially dependent on the proceeds of earlier private placements of debt and equity securities to satisfy its working capital requirements.

In March 2000 the Company consummated the sale, in a private offering, of $1,560,000 principal amount of convertible subordinated debentures bearing interest at the rate of 6% per annum and convertible at $.80 per share. As a result, cash at September 30, 2000 was $93,553. During May $1,050,000 principal amount of Debentures was converted into 1,312,500 shares of common stock. The Company believes that the proceeds received from the sale of debentures will satisfy the cash requirement of the Company over the next twelve months. Furthermore, the Chief Executive Officer has verbally agreed to provide funding, as necessary, to the Company to assure continued operations for the next twelve months. If the Company does not attain a positive cash flow by then, it will need to seek additional equity or debt financing, to the extent available. There can be no assurance that additional financing from any source will be available when needed on commercially reasonable terms, or at all.

GOING CONCERN

Note 1 to the financial statements of SpectraFAX for the years ended December 31, 1999 and 1998 indicates a substantial doubt as to the ability of the Company to continue as a going concern. Also, the report of 2AlertMe.com's independent accountant on its audited financial statements contains an explanatory paragraph regarding such company's ability to continue as a going concern. However, due primarily to the issuance of $1,560,000 principal amount of Convertible Subordinated Debentures in March 2000 and a verbal commitment from the Chief Executive Officer of the Company to provide additional funding for the next twelve months, if needed, management believes that for at least the next twelve months, both the Company and 2AlertMe.com can continue as going concerns.

PART II OTHER INFORMATION

Items 1-5. None

Item 6.  Exhibit 27 - Financial Data Schedule (for SEC use only)



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2000.

                                 SpectraFAX Corp.



                                 /s/ Thomas J. Conwell
                                 ----------------------------------------------
                                     Thomas J. Conwell, Chief Executive Officer



                                 /s/  Eric Ekelund
                                 ----------------------------------------------
                                      Eric Ekelund, Chief Financial Officer