Form 10KSB
period 2000-12-31
SPECTRAFAX CORP
filed 2001-04-20
CIK 773937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            [ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-24362

                                SPECTRAFAX CORP.
                 (Name of small business issuer in its charter)

       STATE OF FLORIDA                                   59-2412164
       ----------------                                   ----------
(State of or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

3050 N. Horseshoe Dr., Suite 100, Naples, Florida                      34104
-------------------------------------------------                      -----
   (Address of Principal Executive Officers)                         (Zip Code)

                    Issuer's telephone number: (941) 643-8700

   Securities registered pursuant to Section 12(b) of the Exchange Act: None.
                                                                        -----

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, Par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $747,369.

     Number of shares outstanding of the Issuer's Common Stock at $.0001 par value as of December 31, 2000 was 21,448,374.

                              CAUTIONARY STATEMENTS

     The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

                                     PART I

Item 1.  Description of Business.

History

     SpectraFAX was organized under the laws of the State of Florida on September 20, 1983. From inception to 1989 the Company was engaged in the research and development of fax systems. In 1989, the Company commenced the sale of fax systems to major corporations. However, in 1995, there was an industry change in the operating systems of computers from DOS (disk operating system) to NT (new technology). As a result, the Company had to re-engineer its products (1995-1997) to conform to the NT computer. In 1997 the Company commenced selling its new products. In 1998, the Company again had to re-engineer its products to become Y2K compliant. This was accomplished and in 1999, the Company began offering its Y2K compliant system. As a result of the aforementioned, revenues for the year 2000 have not been significant.

Going Concern

     Note 1 to the financial statements of SpectraFAX for the years ended December 31, 2000 and 1999 indicates a substantial doubt as to the ability of the Company to continue as a going concern. The Company's revenues and loss for the year ended December 31, 2000 were $747,369 and ($2,075,069), respectively. At December 31, 2000 the Company had a negative working capital of $1,424,693 and a negative shareholders equity of $1,379,083. Continued operations will depend on many factors, including the ability of the Company to raise additional working capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Competition." If the Company is unsuccessful in the near future in obtaining additional financing or effecting a merger or sale of the Company, it may be forced to discontinue operations. The Company is actively negotiating with prospective merger candidates to insure the continuation of SpectraFAX Corp.

Operations

Fax Services

     SpectraFAX manufactures and markets high quality fax processing systems to large corporations and Government agencies. Customers, including IBM, Hewlett-Packard, Duracell, Bristol-Meyers, the U.S. Treasury Department, and the Executive Office of the President use SpectraFAX's patented Fax Liaison(TM) system to deliver internal information to fax machine users worldwide. The Company's Fax Services consist primarily of its Fax Information Dissemination Services (including Fax Broadcast and Fax-on-Demand Services).

Using one of the Company's applications, information can be delivered to others by Fax Broadcast and can be retrieved by the caller using Fax-on-Demand Services. Important fax messages can also be placed in a fax mailbox, where they are kept confidential, until retrieved by the intended recipient from any fax-equipped location.

         Through the Company's Fax Information Dissemination Services, information can be broadly disseminated by fax through the Fax-on-Demand or Fax Broadcast applications. The Fax-on-Demand system allows users to call and use touch tone keys to control the system. In response to voice prompts, callers select the information they wish to receive. The system then delivers the requested information by fax. The key benefit is that the user can request information and receive an immediate printed response. This technology delivers on the promise of computer-based information systems without requiring the user to have, or learn how to use, a computer. Fax Broadcast, on the other hand, is the automatic transmission of fax information to one or more recipients. The broadcast may be as a result of a request by the recipient to be included on a distribution list (for a newsletter, product announcement, etc.) or notification to be sent to a defined set of individuals (sales managers, branch managers, customers, and so forth). The Fax Broadcast service also allows centralized control of outbound fax lines from a single control console. In addition to the inherent speed of fax messages there are substantial savings in using fax broadcast services over either enhanced delivery services (FedEx) or the U.S. Postal Service.

         SpectraFAX has the ability to link fax processes to internal computing environments in large organizations. This allows a fax-equipped caller to retrieve "live data" such as current inventory levels, customer order status, delivery notifications, and so forth by fax.

         SpectraFAX believes that the fax services market in general will be larger than the equipment market (just as the market for telephone service is larger than the market for telephone related equipment), and plans to aggressively pursue that portion of the field in order to secure greater sales and revenues.

         Although SpectraFAX offers its Fax Services in over 20 countries approximately 90% of the Company's revenues currently come from domestic sales.

Alert Services

         On May 1, 2000, SpectraFAX Corp. completed an asset purchase agreement with 2AlertMe.com, Inc. to purchase all of its assets, properties and goodwill. The Company's new Internet product, which is ready for market, is an alert service program, that "operates" on our Fax Liaison messaging system. This new alert service has many applications, including stock alerts, airline flight cancel alerts, and cost saving telemarketing alerts.

         The product is a real time alert system that notifies a user upon the occurrence of a certain event. For example, an investor may want to be notified when his or her stock has reached a predetermined trading price/volume. This can be done by E-mail, fax, beeper or telephone call. An airline traveler may want to be notified if his flight is delayed or cancelled. The potential customer simply signs onto the internet, www.2AlertMe.com, and selects the service and method by which he or she would like to be notified. Although 2AlertMe has no revenues to date, the Company believes there is a substantial market for this product with the expanded market trading hours and number of people in the U.S. currently investing and traveling. The Company is actively marketing the product to major Wall Street brokerage firms and travel agencies.

         The purchase price was $112,600 cash, the issuance of 200,000 shares of SpectraFAX Common Stock valued at $0.70 per share, and an option to acquire 200,000 shares of SpectraFAX Common Stock at $3.50 per share, expiring in ten years. SpectraFAX paid $125,000 and recorded the issuance of the 200,000 shares of Common Stock at the fair market value of the Common Stock at the date of issuance, which was $1.00 per share, because the fair market value exceeded the value in the asset purchase agreement. The options were not valued because the exercise price of the options exceeded the fair market value of the Common Stock at the date of issuance.

Business Strategy

         The Company's strategy is to expand its fax and alert services as follows:

Expand Fax Services

         The Company plans to expand its Fax Services market by developing new applications for its service and expanding its service area. Among its recent innovations, the Company introduced its Fax Transaction Processing Service, which combines fax processing capabilities with text recognition technology. The result is a product capable of receiving and "reading" fax documents and forwarding the data to an order fulfillment system for further handling. In order to establish a platform for expanding sales of its Fax Transaction Processing Services, the Company intends to have installed its document distribution system in several additional locations by 2002.

Expand Alert Services

         The Company has recently commenced offering its Alert service to users who require immediate information concerning certain events. The Company is proposing, if financing is available, an aggressive marketing campaign to reach such potential users.

Products and Services

         The Company currently provides a range of fax and alert services, focused primarily on reliable electronic distribution at affordable rates.

Fax Liaison

         The Fax Liaison system is a turnkey hardware/software multi-purpose fax server that smoothly integrates fax and voice communications functions into corporate information processing. Fax Liaison comes with a dedicated PC and voice and fax cards. It runs Microsoft Windows NT 4.0, Microsoft Office Professional, and programs written by SpectraFAX. Fax Liaison by SpectraFAX is the "fax gateway" for Microsoft Exchange. The Microsoft Exchange Integration system application allows Exchange clients to send and receive fax mail from the same mailbox used to manage their e-mail. Microsoft Exchange clients are centrally managed by the Exchange Administrator. The Company introduced the Fax Liaison product in October of 1996.

Fax Information Dissemination Services

         The Company continues to focus on the development of its Fax Information Dissemination Services. The Company's Fax Broadcast Service enables a customer to rapidly distribute the same document to multiple recipients by sending a single transmission through the Company's system to a list of fax addresses. For example, use of the Fax Broadcast service allows a newsletter publisher to send its newsletter to all of its subscribers in a matter of minutes by means of a single transmission of such newsletter to the Company. This process may save significant amounts relative to the costs of printing and mailing or managing the fax process and documenting the delivery of the fax communication to addressees. Customers of the Fax Broadcast service include financial services organizations, which use the service to disseminate research reports; cruise lines, which use the service to send notices to travel agents regarding fares and availability; political groups, which use the service to transmit campaign information; trade associations, which use the service to disseminate information to their members; and public relations firms and investor relations groups, which use the service to disseminate press releases and earnings reports. While the Company's typical fax broadcast is transmitted to approximately 50 to 1000 recipients, customers have sent a single fax broadcast to as many as approximately 50,000 to 100,000 recipients. The Company believes that its fax broadcast service is the largest component of the enhanced fax services market.

         Fax-on-Demand, the Company's other primary Fax Information Dissemination Service, enables a customer to receive information from the Company's system when using a fax-equipped computer or fax machine. In contrast to the Fax Broadcast Service, in which the same document is typically transmitted to numerous recipients using a previously stored list of fax addresses, the Fax-on-Demand Service typically involves the transmission of a single document to a single recipient. The Company's Fax-on-Demand Service tends to involve the processing of a large volume of individual communications, each of which is in the same format but contains different information. For example, using Fax-on-Demand, a customer could place a request for information regarding a product into the manufacturer's mainframe computer, which would then forward the requested information to the customer, by fax, during the same phone call. The three main advantages to using this technology are that the customers receive an immediate written response to their request, they receive improved customer service, and there is no cost to the Company because the customer pays for the call. Customers of the Fax-on-Demand Service range from hotel-motel chains, airlines, and cruise lines, which use the service to request room availability, to request flight schedules and ticket availability, and various other related information and then forward this information to their customers, who rely on this information in planning their trips, conferences, and other business or pleasure activities.

Customer Access

         A key feature of the Company's Fax Services is the variety of methods available to customers to access its services and retrieve customer service information. The SpectraFAX Network can be accessed via fax input or input from a sender's personal computer, mainframe, minicomputer or local area network ("LAN"). In addition, the Company recently implemented its XWEB service to allow customers with internet access to subscribe to and use the Company's fax and messaging services. The XWEB capability enables a customer to use existing web browser software to send fax, telex or electronic messages, and to retrieve customer service related information, such as whether or not all of such customer's faxes have been delivered. The Company believes the combination of its multiple access options; proprietary software and sophisticated customer support for all forms of computer access to the SpectraFAX Network will enhance its ability to differentiate itself from its competitors in its markets.

         The Company has  developed  safeguards  to minimize the impact of power outages and other operational problems. The Company has installed uninterruptible power supplies (UPS) at its headquarters in Naples, Florida to provide an uninterrupted power supply in the event of a disruption in service provided by the local utility. In addition, the Company uses a variety of carriers to transmit its telecommunications traffic, and employs a variety of telecommunications routing technologies, including "back-up" services. These "back-up" services allow immediate re-routing of traffic in the event of a line interruption. Based out of the Company's Naples, Florida Service Bureau, these additional "back-up" services provide SpectraFAX's customers an additional measure of security that their customers will not miss calls or are unable to access their system for customer service information. The Company also maintains business interruption insurance providing coverage of up to $75,000. The Company has not suffered any material interruption in its business.

Alert Services

         The product is a real time alert system that notifies a user upon the occurrence of a certain event. For example, an investor may want to be notified when his or her stock has reached a predetermined trading price/volume. This can be done by E-mail, fax, beeper or telephone call. An airline traveler may want to be notified if his flight is delayed or cancelled. The potential customer simply signs onto the internet, www.2AlertMe.com, and selects the service and method by which he or she would like to be notified. Although 2AlertMe has no revenues to date, the Company believes there is a substantial market for this product with the expanded market trading hours and number of people in the U.S. currently investing and traveling. The Company is actively marketing the product to major Wall Street brokerage firms and travel agencies.

Markets

Fax Services

         The Company presently sells its Fax Information Dissemination Services (including Fax Broadcast and Fax-on-Demand Services), Fax Transaction Processing Services, and Fax Messaging Services to a wide range of businesses, Government agencies, trade and professional associations, political organizations and other enterprises.

         Since its inception, the Company has sought to meet the demands of its customers by developing Fax Services in response to specific needs. The Company believes that the market for Fax Services is customer and applications-driven. Expansion in the Fax Services market is expected to be derived from the continued development by the Company of various new applications for such services within particular industries ("vertical markets") and the development of individual applications which may be used in several different industries ("horizontal markets").

         The target market for the Company's Fax Information Dissemination Services is the global fax transmission market. The worldwide (including U.S.) fax telephone bills for the year 2002 will be over $90 billion. It was over $80 billion in 1998 (David Consulting, 1999). The Company believes that this market will continue to grow, fueled by growth in international trade and continued growth in the utilization of fax machines and computer fax devices.

         In the year 2000, fax traffic was 170 billion minutes in North America and 332 billion minutes in the rest of the world for a total of 502 billion minutes (David Consulting, 1999).

         The Fax Information Dissemination Services market has historically been dominated by Post Telephone and Telegraph organizations (PTTS), which furnish telecommunications services in this market at regulated rates which may be significantly greater than the underlying cost of the transmission. The Company believes that, using the SpectraFAX network, it can offer high quality service to customers in these markets at rates lower than those which are available from such other carriers.

Alert Services

         SpectraFAX Alert Services are real time alerts that allow the user to take action immediately concerning a certain event. The alerts go to the users' pager, hand held wireless device, cell phone or regular telephone. Users generally consist of securities investors, travel agents, security companies and others in need of weather alerts.

         2AlertMe.com stock price alert service enables subscribers to receive real time notification when their stock reaches a pre-determined trading price or volume. Then, with the touch of a button, 2AlertMe.com will connect the subscriber to their broker or trading desk on the same call, enabling the subscriber to place trades immediately in response to market changes.

         Real time alert products will also be marketed to travel agencies, which will allow their customers to be immediately alerted about any flight delays or flight cancellations allowing them to be connected to their travel agent to make appropriate changes. The product will also be marketed to burglar alarms and security companies allowing someone to be immediately alerted wherever they are if there is some problem at their home or business.

         In addition to the above, we expect to market the alert product to companies that have the need for weather alerts such as schools, nursing homes, factories, etc and to news services for "breaking news" alerts that need to immediately go out to users interested in this type of information.

Sales and Marketing

         Selling the Company's Fax Services requires a thorough understanding of the application of the Company's services to a particular customer's business, a focus on the identified market opportunities, and the ability to overcome potential customers' objections to using a third party service provider to fulfill its electronic document distribution service needs. The Company's sales personnel are taught to understand and use the terminology of participants in the targeted industry and to direct their selling efforts to the executive who benefits from the electronic document distribution service. The sales process for Fax Information Dissemination Services in overseas markets is similar to that used in North America.

         The Company intends to use its existing sales and distribution organization to market its Fax Services, and plans to expand its direct sales group in order to increase such sales. Sales and marketing of Fax Services is expected to focus on industries with substantial international trade activity such as shipping, import/export, freight forwarders, manufacturing and financial services. As with all of its Fax Services, the Company believes that a direct field sales organization is the most effective distribution channel in addressing the Fax Services market.

         The Company's marketing materials typically include direct response advertising and public relations focused on the trade periodicals relevant to the vertical markets and horizontal markets targeted by the Company and trade show participation.

Direct Sales

         The Company employs a sales force of three persons. Direct sales by the Company's sales personnel accounted for approximately 90% of the Company's net revenues in both 1999 and 2000. The Company expects that a majority of its sales growth will continue to be generated by its direct sales force.

Sales Agents

         The Company's direct sales force is assisted by leads primarily from approximately 800 sales agents of other companies, principally Siemens and Xerox/Omnifax, with whom the Company has developed a sales relationship over the past several years. The Company's systems are offered as a complementary product by such companies as needed. The Company provides customer service and billing to the customers of such sales agents. Sales agents typically receive only a sales commission equal to a percentage of sales. Sales agents accounted for approximately 10% of the Company's net revenues in 1999 and 2000.

Competition

         The Company competes based on a number of factors, such as customer service and support, service features and price. Of these factors, the Company believes that service and support are the most important, while price is another critical competitive component in developed countries with high quality long distance networks. In a service industry in which a broad range of optional features is offered, the Company's competitive strategy emphasizes a sales and support network that is well-versed in the capabilities of the services offered to customers. The Company believes that, while it continues to expand its development activity in order to add a broad range of features to its services, it is the focus of its sales and support organizations on customers' needs that enables the Company to compete effectively.

         The competition, companies such as Right Fax and Omtool, sell fax boards and software with a long list of hardware and additional software to be purchased to build your own fax server. If there are problems with the finished system the customer must figure out the solution. SpectraFAX sells a fully tested turnkey solution, delivers it to the customer's site, and trains their customers' technical people. If there is a problem in the future, SpectraFAX solves the problem for the customer. SpectraFAX also gives its customers free software upgrades whenever they are released.

         Another alternative to using the Company's services is for a potential customer to fulfill its own needs for fax communications services. The "home grown" solution may simply be an individual at a fax machine or may involve the customer acquiring its own computerized fax communications system (sometimes known as "customer premise equipment" or "CPE"). The Company believes that the CPE solution is suitable in some applications, but is generally not feasible for the Company's customers, who require the capacity to effect a significant volume of electronic document deliveries in a short period of time. The Company believes that the CPE solution for a fax broadcast application would require the customer to obtain and maintain a large number of telephone transmission lines which would remain idle for significant periods of time. Further, for international fax traffic, the customer would be required to set up a worldwide nodal network; the Company believes that this is only practical for large multinational firms and even these firms would be unlikely to develop a network which would reach as many countries as the SpectraFAX Network. As a fax communications services provider with many customers, the Company is able to spread the costs of operating the SpectraFAX Network over a large number of users. In addition to being concerned with the irregular nature of demand, a customer selecting a CPE solution must consider the total cost of system acquisition, ongoing technical support, reliability, technological obsolescence and accountability. Based on the foregoing, the Company believes that a substantial percentage of customers in the market for fax communications services will elect a service provider rather than CPE.

         Unlike its competitors, SpectraFAX offers both fax service and Customer Premise Equipment. If the customer is sending his information through the Service Bureau, and decides he wants to deliver the information from his company directly, SpectraFAX can sell him the appropriate computer-based fax equipment and transfer all of his information and telephone numbers to him.

         Similarly, electronic transmission of information via the internet provides an alternative to the Company's fax services. However, internet transmission does not offer prompt confirmation of receipt of information via written fax confirmation and has the additional risks of limited security and confidentiality of information transmitted over a worldwide network easily accessed by third parties. Finally, while a fax transmission alerts the recipient that information has been delivered, information transmitted via e-mail often relies on the recipient inquiring whether information has been delivered. Transmission by the internet cannot be an alternative if a sender or recipient of information does not have access to the internet.

Additional Information

Employees

         The Company considers its relationship with its employees to be satisfactory. The Company employed 12 persons as of March 31, 2001 substantially all of who were full time employees, and none of who were covered by a collective bargaining agreement. Of these employees, 3 were engaged in sales and marketing; 4 in operations and customer support; 2 in research and development; and 3 in general and administrative activities. 10 of the Company's employees are located in the Company's Naples, Florida headquarters while the Rockford, IL office employs the remaining personnel.

Patents and Proprietary Information

         The Company regards certain of its computer software and products as proprietary and seeks to protect such software with United States Patents, common law copyrights, trademarks, trade secret laws and internal non-disclosure agreements and safeguards.

         The Company currently holds United States Patent No. 5,136,634 protecting the network/server architecture used in the Special Request product line. This patent, entitled "Voice Prompted Facsimile Data Retrieval Network", applies to Bus, Ring or Star network topologies used for voice prompted document selection with facsimile delivery. This patent provides the Company broad protection in the creation of large-scale network based fax processing equipment.

   The Company also holds the following proprietary trade and service marks:

                                U.S. Registration
        Number              International Approvals         Trademark
        ------              -----------------------         ---------
SpectraFAX                         1,645,816                France
                                                            United Kingdom
                                                            Indonesia
                                                            Australia
                                                            Japan
                                                            Singapore (pending)
Special Request                    1,558,864                Australia
                                                            France
                                                            Indonesia
                                                            Japan (pending)
                                                            United Kingdom
                                                            Singapore
                                                            Germany
Liaison                            1,631,355
Personal Link                      1,585,389
FaxCard                            1,553,522
2Go!                               1,585,384


Insurance

         The Company has insurance covering risks incurred in the ordinary course of business, including general liability, special and business property coverage (including coverage of electronic data processing equipment and media), and business interruption insurance. The Company believes its insurance coverage is adequate.

Item 2.  Properties

         The Company leases 9,373 square feet of office space located at 3050 North Horseshoe Drive, Suite 100, Naples, Florida 34104 for its executive offices. The lease is on a month to month basis with the base rent being $8,386 per month plus additional rent equal to the pro rata monthly operating expenses of the property of, approximating $3,616, for a total of $12,002 per month. The Company also leases a sales office in Rockford, IL, consisting of approximately 1,000 square feet, at $1,000 per month.

Item 3.  Legal Proceedings

         The Company is involved from time to time in routine legal matters incidental to its business. Management believes that the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Market for Common Equity and Related Stockholder Matters

(a) The Company's Common Stock is quoted on the OTC Electronic Bulletin Board and traded under the symbol "SRFX." The high and low market price by quarters since 1999 have been as follows:

                                                      High              Low
                                                      ----              ---
         1999:
              First Quarter.....................     $0.510           $0.218
              Second Quarter....................      2.750            0.531
              Third Quarter.....................      0.781            0.438
              Fourth Quarter....................      0.500            0.280

         2000:
              First Quarter.....................      2.375            0.300
              Second Quarter ...................      2.000            0.500
              Third Quarter.....................      0.720            0.500
              Fourth Quarter....................      0.850            0.187

         2001:
              First Quarter (through March 31)..      0.190            0.065

(b)      Approximate Number of Equity Security Holders.
         ---------------------------------------------
          As of December 31, 2000 the approximate number of record holders of Common Stock of the Company was approximately 327.

(c)      Dividend History and Policy.
         ---------------------------
          The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Year ended December 31, 2000 Compared to Year ended December 31, 1999

Revenues

        Net Revenues in the year ended December 31, 2000 were $747,369, compared to net revenues of $2,501,084 for the year ended December 31, 1999, a decrease of $1,753,715 or 70.1%. The decrease was due primarily to lackluster sales in the Fax Liaison Product Line. SpectraFAX continued to see a shift from fax products to Internet products in the last year.

Cost and Expenses

         Cost of revenues for the twelve months ended December 31, 2000, was $471,448 (63.1% of Revenue) compared to $845,669 (33.8% of Revenue) for the twelve months ended December 31, 1999. The increase, as a percentage of revenue, was due to the reduction in sales of Fax Liaison systems (volume variance), while the Company incurred fixed costs in operations. As a result, gross profit decreased from $1,655,415 or 66.2% of Revenue for the year ended December 31, 1999 to $275,921 or 36.9% for the year ended December 31, 2000.

         The expenses for the year ended December 31, 1999 increased from $2,082,130 to $2,237,418 for the year ended December 31, 2000, approximately 7.5%. Expenses did not decrease commensurate with the decrease in revenue as the Company maintained its overhead expenses in anticipation of increased sales of 2AlertMe. In addition, increased expenses were realized in several areas due to the purchase of 2AlertMe. Increased staffing occurred both in engineering and in marketing to introduce the new product, 2AlertMe. Attorney fees were incurred due to the purchase of 2AlertMe and sales and marketing expenses include the expenses for the satellite office in Loves Park, IL.

Other Income Expense

         Other expense decreased by $8,135 for the year ended December 31, 2000 over the prior year. The reduction in interest reflects $327,050 in Loans that were converted to stock, and some interest income during the second and third quarters of 2000.

Year ended December 31, 1999 Compared to Year ended December 31, 1998

Revenues

          Net Revenues in fiscal 1999 remained relatively constant when compared to the prior fiscal year. This is also true for each of the Company's segments.

Cost And Expenses

         Cost of Sales decreased by 17.8% to $845,669 for the year ended December 31, 1999, from $991,021 for the year ended December 31, 1998. The gross margin increased in 1999 to 66.2% compared to 60.4% for the year ended December 31, 1998. The favorable increase in gross margin is a result of upgrading the Company's product hardware exclusively to Compaq Computers. Additional savings occurred in warranty support salaries due to a decrease in the number of personnel.

         Selling, general and administrative expenses increased from $1,898,360 for 1998 to $2,082,130 for the year ended December 31, 1999, an increase of approximately 9.7%. The increase was due mainly to an increase in general and administration expenses resulting from costs incurred in connection with a private offering of Common Stock, Common Stock issued for services and other administrative charges.

          Operating losses in each of the segments, Fax Liaison, Service Bureau and Warranty were relatively constant during the years ended December 31, 1999 and 1998.

Other Income/Expense

         Other income/expense increased by $16,940 reflecting higher interest cost.

Net Income

         The Company realized a loss of $548,422 for the year ended December 31, 1999, compared to a loss of $494,398 for the year ended December 31, 1998.

Liquidity and Capital Resources

         The Company's capital requirements have been and will continue to be significant, and its cash requirements have exceeded cash flow from operations since inception. As a result, the Company has been substantially dependent on the proceeds of earlier private placements of debt and equity securities to satisfy its working capital requirements.

         Net Cash Flows Used in Operating Activities for the year ended December 31, 2000 verses 1999 were negative $1,425,092 and $449,384, primarily due to the net loss of $2,075,069 and $548,422, respectively. There was some positive cash flow from the use of funds in the receivables and in deferred revenue.

         Net Cash Flows Used In Investing Activities for the year ended December 31, 2000 were $188,653. The Company purchased a software company to expand its presence in the messaging market. On May 1, 2000, SpectraFAX Corp. completed an "Asset Purchase Agreement" with 2AlertMe.com, Inc. to purchase all of its assets, properties and goodwill. The purchase price was $125,000 cash, less the amount of cash purchased as an asset, or $12,396. Also part of this transaction was the issuance of 200,000 shares of SpectraFax Common Stock at $0.70 per share, and an option to acquire 200,000 shares of SpectraFax Common Stock at $3.50 per share, expiring in ten years. In addition, the Company purchased fixed assets of $114,039 to build computer servers to accommodate the new 2AlertMe software. Advances from an officer of $37,990 (net) partially offset the use of cash for the year ended December 31, 2000. Net Cash Flows Used in Investing Activities for the year ended December 31, 1999 were $40,799 primarily due to the purchase of computer equipment of $47,799 offset by $7,000 (net) in advances from an officer.

         Net Cash Flows Provided by Financing Activities was $1,653,735 for the year ended December 31, 2000. In March 2000 the Company consummated the sale, in a private offering, of $1,560,000 principal amount of convertible subordinated debentures bearing interest at the rate of 6% per annum and convertible at $.80 per share. In May $1,050,000 principal amount of such Debentures was converted into 1,312,500 shares of Common Stock. The proceeds received were used to finance current operations as well as the purchase of 2AlertMe. The Company also received $152,400 from the sale of Common Stock and repaid $106,500 in notes payable. To provide short-term operating capital, the Company obtained a short-term loan of $90,000 from the bank in December of 2000. Net Cash Flows Provided by Financing Activities during 1999 was $460,921 which is primarily attributable to cash received from the sale of Common Stock of ($438,950). The Company also issued $224,617 and repaid $205,617 in notes payable.

Going Concern

         Note 1 to the financial statements of SpectraFAX for the year ended December 31, 2000 indicates a substantial doubt as to the ability of the Company to continue as a going concern. Therefore, if funding or a merger is not available, the Company may have to discontinue operations.

Item 7.  Financial Statements

         The information required by this item is found immediately following the Signature Page of this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None

Item 9.  Directors, Executive Officers, Promoters, and Control Persons

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The directors and executive officers of the Company are as follows:

        Name                           Age            Title
        ----                           ---            -----
Thomas J. Conwell                      62    Chief Executive Officer,
                                              Chairman of the Board and Director
Eric Ekelund                           56    Treasurer and
                                              Chief Financial Officer
Vicki Koopman                          44    Secretary
Prakash V. Patel                       49    Director

         Set forth below is the business experience and other biographical information regarding the directors and officers.

         Thomas J. Conwell has been President, CEO, and a Director of the Company since 1986. His responsibilities have included general administrative management, marketing and sales, and research and development. Mr. Conwell is a graduate of Northern Illinois University with a Bachelor of Science degree in Chemistry, Mathematics and Education.

         Eric Ekelund joined the Company in March of 1995 as Controller and was appointed Treasurer in April 1996. Prior to joining the Company he served as Controller/Treasurer of Pilot Technologies Corporation since 1991. Mr. Ekelund holds a Bachelor of Science degree in Accounting from Sacred Heart University and an MBA in Computer Science from the University of New Haven.

         Vicki L. Koopman joined the Company in August of 1995 as Executive Assistant to the President and was appointed Corporate Secretary in April 1996. Prior to joining the Company she served as Manager of Sales Administrations at Allen Systems, working with North American and International offices.

         Prakash  V.  Patel  has  been  the  Director  of the  Nuclear  Medicine
Diagnostic   Clinic  of   Houston,   Texas  in  excess   of  five   years.   His
responsibilities include administration and radiation safety.

Item 10.  Executive Compensation

         The following tables set forth certain information relating to the compensation earned by the Chief Executive Officer of the Company, the only officer who received over $100,000 for the year ended December 31, 2000.

                           Summary Compensation Table

                                       Annual                 Employee
                                 Compensation Salary      Stock Option Plan
                                 -------------------      -----------------
Thomas J. Conwell                     $138,000             300,000 shs.(1)
    Chief Executive Officer

---------

(1) The Company granted options on October 4, 2000 to Mr. Conwell to purchase 300,000 shares of Common Stock, exercisable over a two year period at $0.46 per share.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth information relating to the beneficial ownership of Company Common Stock as of March 31, 2001 by those persons known to the Company to beneficially own more than 5% of the Company's Common Stock, by each of the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group. The address of each person is care of the Company.

                                             Number
Name of Beneficial Owner                   of Shares    Percent Owned
------------------------                   ---------    -------------
Lions Gate Mangement, Ltd.                 2,836,000            13.2
Golden Horse Inc.                          1,650,000             5.4
Great Asian Holdings Pte Ltd               1,166,500             5.4
Caesar Park International Limited          1,050,000             4.8
A.J. Pelligrino                            1,650,000             7.7
Thomas J. Conwell                          1,031,833             4.8
Eric Ekelund                                  30,000              *
Vicki Koopman                                 37,700              *
Prakash V. Patel                              10,000              *
All Directors & Officers as a Group        3,972,583            18.5
---------
*Less than one percent

Item 12.  Certain Relationships and Related Transactions

      Mr. Conwell loans the Company monies as necessary. He is paid on demand with interest. Total loans outstanding due Mr. Conwell were $129,000 and $91,010 at December 31, 2000 and 1999. During those periods, Mr. Conwell advanced to the Company $90,000 at 12% annum and $45,000 at 14% annum, respectively, and due on demand. During 2000 and 1999, the Company repaid Mr. Conwell $52,010 and $38,000, respectively. Accrued interest on all the related party loans at December 31, 2000 and 1999 was $16,842 and $7,434, respectively.

      LFX Associates, Ltd. ("LFX"), a limited partnership of which Mr. Conwell is a limited partner, is due $50,768 and $53,468 at December 31, 2000 and 1999, respectively, representing royalty payments due under an expired agreement that it had with the Company. The payable is reduced each year for payments made on behalf of LFX by the Company, such as accounting fees and filing fees.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

2.1  Articles of Incorporation*
2.2  By-laws*
3.1  Specimen Stock Certificate*
10   Consent of Independent Auditor
10.1 Copy of Asset Purchase Agreement dated as of May 1, 2000 among 2AlertMe, Inc., an Illinois corporation and SpectraFAX Corp., a Florida corporation*
10.2 Copy of Service Agreement with Paragon Investments, Inc.*

--------
*Reference is made to the Exhibits filed in connection with the Company's Form 10-SB on file with the Commission.

(b) Form 8-K

None

                                    Signature

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized as of this 18th day of April, 2001.


                                    SpectraFAX Corp.


                                    By: /s/ Thomas J. Conwell
                                        ---------------------
                                        Name: Thomas J. Conwell
                                        Title:  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on the dates indicated:

Name                               Title                         Date
----                               -----                         ----

/s/ Thomas J. Conwell             Director                   April 18, 2001
---------------------
Thomas J. Conwell

/s/ Prakash V. Patel              Director                   April 18, 2001
-----------------------
Prakash V. Patel

                                SPECTRAFAX CORP.
                                 Naples, Florida

                                  AUDIT REPORT

                           DECEMBER 31, 2000 AND 1999

                                 C O N T E N T S

     Independent Auditors' Report............................................F-1

     Balance Sheets at December 31, 2000 and 1999......................F-2 - F-3

     Statements of Operations For The Years Ended
     December 31, 2000 and 1999..............................................F-4

     Statements of Stockholders' Equity (A Deficit) For The Years Ended
     December 31, 2000 and 1999..............................................F-5

     Statements of Cash Flows For The Years Ended
     December 31, 2000 and 1999........................................F-6 - F-7

     Notes to the Financial Statements................................F-8 - F-19

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of SpectraFAX Corp.
Naples, Florida 34104

We have audited the accompanying balance sheets of SpectraFAX Corp. (the "Company"), as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the periods then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant recurring net losses and has a negative working capital. The ability to meet its future financing requirements and the success of its future operations cannot be determined at this time. These factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Clancy and Co., P.L.L.C.
Phoenix, Arizona

March 2, 2001

                                SPECTRAFAX CORP.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999



ASSETS                                            2000            1999
                                                  ----            ----

Current Assets
   Cash                                       $  39,990         $     0
   Accounts Receivable                          196,331         375,590
   Inventory (Note 3)                            28,426          25,360
   Prepaid Expenses                              20,284          11,950
                                                -------         -------
Total Current Assets                            285,031         412,900

Property and Equipment, Net  (Note 4)           199,661         174,588

Other Assets
   Deposits (Note 9)                             11,658          10,658
   Goodwill (Note 10)                           264,291               0
                                                -------         -------
Total Other Assets                              275,949          10,658
                                                -------         -------

Total  Assets                                 $ 760,641       $ 598,146
                                                =======         =======


The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999




LIABILITIES AND STOCKHOLDERS'EQUITY                                      2000           1999
                                                                         ----           ----

Current Liabilities
   Checks Issued in Excess of Cash                                  $        0     $    14,031
   Notes Payable (Note 5)                                              564,500         849,500
   Accounts Payable                                                    267,417         247,773
   Deferred Revenue                                                    275,571         159,672
   Notes Payable, Bank Current Portion (Note 6)                         99,258          10,067
   Due to Related Party (Note 7)                                       179,768         144,478
   Accrued Interest Payable (Note 5, 7)                                214,799         271,978
   Accrued Liabilities                                                 108,411         124,142
                                                                     ---------       ---------
Total Current Liabilities                                            1,709,724       1,821,641

Long-Term Liabilities
   Notes Payable (Note 5)                                              430,000               0
   Notes Payable, Bank Noncurrent Portion (Note 6)                           0          12,726
                                                                     ---------       ---------
Total Long-Term Liabilities                                            430,000          12,726
                                                                     ---------       ---------

Total Liabilities                                                    2,139,724       1,834,367

Commitments and Contingencies (Note 9)

Stockholders' Equity
   Preferred Stock: $25.00 Par Value, 200,000 Shares Authorized
Series A Cumulative, Non Participating 12%; Issued and
Outstanding, None                                                            0               0
   Common Stock: $0.0001 Par Value, 20,000,000 Shares Authorized;
Issued and Outstanding  21,448,374 and 18,598,322                        2,144           1,859
   Additional Paid in Capital                                       10,614,747       8,682,825
   Less Treasury Stock, at Cost, 4,000 Shares Outstanding               (4,000)         (4,000)
   Accumulated Deficit                                             (11,991,974)     (9,916,905)
                                                                   -----------      ----------
Total Stockholders' Equity (A Deficit)                              (1,379,083)     (1,236,221)
                                                                   -----------      ----------

Total Liabilities and Stockholders' Equity                           $ 760,641      $  598,146
                                                                       =======         =======

The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



Year Ended December 31:                                        2000               1999
                                                               ----               ----

Revenues (Note 12)                                          $  747,369        $ 2,501,084

Cost of Sales                                                  471,448            845,669
                                                            ----------         ----------

Gross Profit                                                   275,921          1,655,415

Selling, General and Administrative Expenses
   Marketing and Sales                                         901,592            742,308
   General and Administrative                                  930,932            909,793
   Research and Development Expenses                           404,894            430,029
                                                            ----------         ----------
Total Selling, General and Administrative Expenses           2,237,418          2,082,130
                                                            ----------         ----------

Net  Operating Loss                                         (1,961,497)          (426,715)

Other Expense
   Interest Income                                              16,641                  0
   Interest Expense                                           (130,213)          (121,707)
                                                            ----------         ----------
Total Other Income (Expense)                                  (113,572)          (121,707)
                                                            ----------         ----------

Net Loss Available to Common Stockholders                 $ (2,075,069)       $  (548,422)
                                                            ==========         ==========

Basic Loss Per Common Share                               $      (0.10)       $     (0.03)
                                                            ==========         ==========

Weighted Average of Common Shares Outstanding
   Basic and Diluted                                        20,611,379         18,003,300
                                                            ==========         ==========

The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (A Deficit)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                    Common             Additional
                                             Preferred   Stock      Shares   Stock       Paid In  Treasury   Accumulated
                                               Shares    Amount     ------   Amount      Capital    Stock      Deficit     Total
                                               ------    ------              ------      -------    -----      -------     -----
Balance, December 31, 1998                          0         0  17,324,300  $ 1,732 $8,024,953   $(4,000) $(9,368,483) $(1,345,798)
Correction of Prior Years Issuance                                   29,000        2         (2)                                  0
Issuance of Stock For Cash                                          747,632       75    438,875                             438,950
Issuance of Stock For Services (Note 11)                            497,390       50    218,999                             219,049
Loss, Year Ended December 31, 1999                                                                            (548,422)    (548,422)
                                                                                                              ---------    --------

Balance, December 31, 1999                          0         0  18,598,322    1,859  8,682,825   (4,000)   (9,916,905)  (1,236,221)
Issuance of Stock For Cash (Note 11)                                262,741       26    152,374                             152,400
Issuance of Stock For Services (Note 11)                            534,600       53    221,227                             221,280
Common Stock Issued in Asset Exchange
(Note 10, 13)                                                       200,000       20    199,980                             200,000
Issuance of Stock for Conversion of Debt,
including accrued interest (Note 11)                              1,835,831      184  1,478,410                           1,478,594
Issuance of Common Stock for Conversion of
Accounts Payable (Note 11)                                            7,880        1     12,699                              12,700
Correction of Prior Years Issuance (Note 11)                          9,000        1         (1)                                  0
Compensation Costs-Stock Options                                                        100,513                             100,513
Offering Costs                                                                         (233,280)                           (233,280)
Loss, Year Ended December 31, 2000                                                                          (2,075,069)  (2,075,069)
                                                                                                            -----------   ----------
Balance, December 31, 2000                          0         0  21,448,374  $ 2,144 $10,614,747 $(4,000) $(11,991,974) $(1,379,083)
                                                                 ==========    =====  ==========   =====    ==========    =========


The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




Year Ended December 31:                                     2000               1999
                                                            ----               ----
Cash Flows From Operating Activities
   Net Loss                                             $(2,075,069)     $  (548,422)
   Adjustments to Reconcile Net Loss to Net Cash Used
In                          Operating Activities
   Depreciation and Amortization                            137,279           91,256
   Common Stock Issued for Services                          57,600          219,049
   Compensation Cost-Stock Options                          100,513                0
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable            179,260          (53,978)
      (Increase) Decrease in Inventory                       (3,066)          45,713
      (Increase) Decrease in Prepaid Expenses                (8,334)          (9,443)
      (Increase) Decrease in Deposits                        (1,000)               0
       Increase (Decrease) in Accounts Payable               29,644          (67,493)
       Increase (Decrease) in Deferred Revenue              115,899          (83,103)
       Increase (Decrease) in Accrued Interest Payable       57,915           21,767
       Increase (Decrease) in Accrued Liabilities           (15,733)         (64,730)
                                                            -------          -------
   Total Adjustments                                        649,977           99,038
                                                            -------          -------
Net Cash Flows Used In Operating Activities              (1,425,092)        (449,384)

Cash Flows From Investing Activities
   Capital Expenditures                                    (114,039)         (47,799)
   Advances From Officer                                     90,000           45,000
   Repayments to Officer                                    (52,010)         (38,000)
   Purchase of 2Alertme Assets                             (112,604)               0
                                                           --------          -------
Net Cash Flows Used In Investing Activities                (188,653)         (40,799)

Cash Flows From Financing Activities
   Checks Issued in Excess of Cash                          (14,031)          14,031
   Proceeds From the Issuance Notes Payable               1,615,000          224,617
   Repayments on Notes Payable                             (106,500)        (205,617)
   Proceeds From Notes Payable, Bank                         90,000                0
   Repayments on Notes Payable, Bank                        (13,534)         (11,060)
   Proceeds From the Sale of Common Stock                   152,400          438,950
   Offering Costs                                           (69,600)               0
                                                            -------          -------
Net Cash Flows Provided By Financing Activities           1,653,735          460,921
                                                          ---------          -------

Year Ended December 31:                                     2000               1999
                                                            ----               ----

Increase (Decrease) in Cash and Cash Equivalents             39,990          (29,262)
Cash and Cash Equivalents, Beginning of Year                      0           29,262
                                                             ------           ------
Cash and Cash Equivalents, End of Year                   $   39,990        $       0
                                                             ======           ======

Supplemental Information
Cash paid for:
   Interest                                              $   72,299        $  143,474
                                                             ======           =======
   Income taxes                                          $        0        $        0
                                                             ======           =======



Noncash Investing and Financing Activities:
   Common Stock Issued for Services                      $   221,280    $   219,049
                                                             =======        =======
   Offering Costs                                        $   163,680    $         0
                                                             =======        =======
   Common Stock Issued for Accounts
     Payable, Related Party                              $     2,700    $     2,700
                                                             =======        =======
   Common Stock Issued for Accounts Payable              $    10,000    $         0
                                                             =======        =======
   Common Stock Issued for Conversion of
     Notes Payable, Including Accrued Interest           $ 1,478,594    $         0
                                                           =========       ========
   Common Stock Issued as Partial Payment
     for 2Alertme Assets                                 $   200,000    $         0
                                                             =======       ========

The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 1 - ORGANIZATION
         ------------

         SpectraFAX Corp. (the "Company") was incorporated under the laws of the State of Florida on September 20, 1983, and has an authorized capital of 20,000,000 shares of $0.0001 par value Common Stock and 200,000 shares of preferred series A cumulative, nonparticipating 12% par value Preferred Stock at $25.00 per share. On May 23, 2000, the Company filed Articles of Amendment with the state of Florida to increase its authorized capital of $0.0001 par value Common Stock to 40,000,000 shares.

         The Company markets and distributes proprietary (patented) automated facsimile management systems.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred significant recurring net losses since inception, current liabilities exceed current assets, and substantially all of its notes payable are technically in default.

         In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued
         operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The ability to meet its future financing requirements and the success of its future operations cannot be determined at this time. These factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

         Accounting Method
         -----------------
         The Company's financial statements are prepared using the accrual method of accounting.

         Cash and Cash Equivalents
         -------------------------
         The Company considers all highly liquid debt instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

         Concentration  of  Credit  Risk  and  Accounts   Receivable
         -----------------------------------------------------------

         Financial instruments which potentially subject the Company to concentrations of credit risk are accounts receivable. Accounts receivable consist of sales to business customers on a contract basis, principally in the United States. The majority of the accounts are paid within a 60 day period. The Company considers all of its accounts to be collectible. The allowance for uncollectible accounts has a zero balance at this time as a result of the type of contracts with businesses, customers and the federal government. Accounts receivable are stated net of the allowance for uncollectible accounts. Management

                                SPECTRAFAX CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------

         reviews this process periodically and does not believe significant risk exists in connection with the Company's concentration of credit at December 31, 2000. No single customer provides 10% or more of the Company's revenues.

         Revenue Recognition
         -------------------
         Revenue from products is recognized when related products are shipped. Revenue from fax information dissemination services and transaction processing services (service bureau) is recognized upon completion of the transmission. Revenue from separately priced extended warranty and product maintenance contracts is deferred at the point of sale and recognized on a straight-line basis over the life of the contract. Related warranty expenses and obligations are not accrued, but booked in the period incurred. The warranties are for maintenance and parts. Maintenance represents approximately 97% of warranty costs. These costs are recorded in the period incurred, due to their insignificance. Losses from warranty obligations are not accrued because it has been the Company's experience that insignificant claims have arisen under the warranty obligations.

         Cost Recognition
         ----------------
         Cost of sales includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition. Selling, general and administrative costs are charged to operating expenses as incurred. Research and Development costs are charged to operations as incurred, and are included in selling, general and administrative costs. The amounts charged during 2000 and 1999 were $404,894 and $430,029, respectively.

         Advertising Costs
         -----------------
         Advertising costs are expensed as incurred. Total advertising costs charged to operations for 2000 and 1999 were $15,355 and $15,288, respectively.

         Inventory
         ---------
         Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value).

         Property and Equipment
         ----------------------
         Expenditures that increase asset lives are capitalized at cost. Normal maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of assets retired or disposed of are removed from the accounts and any resulting gain or loss is included in the statement of operations. Depreciation is reported on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years.

         Intangible Assets
         -----------------
         Intangible assets is comprised of goodwill representing excess costs of acquired assets over the fair values of their net tangible assets. Goodwill is being amortized over its estimated useful life of five years.

                                SPECTRAFAX CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------

         Long-Lived Assets
         -----------------
         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

         Income Taxes
         ------------
         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Per Share of Common Stock
         -------------------------
         Basic earnings or loss per share has been computed based on the weighted average number of common shares outstanding. Diluted earnings or loss per share has been computed on the weighted average number of common shares outstanding and dilutive Common Stock equivalents. All loss per share amounts in the financial statements are basic loss per share, as defined by SFAS No. 128, "Earnings Per Share." Convertible securities that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would be antidilutive. Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. All per share and per share information are adjusted retroactively for stock splits and changes in par value.

         Stock-Based Compensation
         ------------------------
         The Company accounts for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure-only requirements of SFAS No. 123 for stock options issued to employees.

         Business Segment Information
         ----------------------------
         The Company provides sales of facsimile management systems and also provides services such as fax dissemination services and extended maintenance warranty contracts. The Company's segment information is disclosed separately in Note 12.

                                SPECTRAFAX CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------

         Use of Estimates
         ----------------
         Preparing financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Fair Value of Financial Instruments
         -----------------------------------
         The carrying amounts of the Company's financial instruments, which include accounts receivable, accounts payable, and notes payable approximates their fair value at December 31, 2000 and 1999.

         Pending Accounting Pronouncements
         ---------------------------------
         It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

         Presentation
         ------------
         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - INVENTORY
         ---------

         Inventory at December 31, 2000 and 1999 of $28,426 and $25,360, respectively, consists of computer parts and accessories used in the assembly and further enhancement of computer applications and parts for repairs and replacement.

NOTE 4 - PROPERTY AND EQUIPMENT
         ----------------------

         Property and Equipment consists of the following at December 31:

                                                  2000            1999
                                                  ----            ----
         Display Booth and Other Equipment    $   178,473    $   178,473
         Computer Equipment                       287,967        473,050
         Furniture and Fixtures                    40,823         36,544
         Software                                 121,539        121,539
                                                  -------        -------
         Total                                    628,802        809,606
         Less Accumulated Depreciation           (429,141)      (635,018)
                                                  -------        -------
         Net Book Value                       $   199,661    $   174,588
                                                  =======        =======

         Depreciation expense charged to operations during 2000 and 1999 was $90,641 and $91,256, respectively.

                                SPECTRAFAX CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 5 - NOTES PAYABLE

         The following is a summary of Notes Payable at December 31:


                                                                  2000          1999
                                                                  ----          ----
         (1) 15% Demand Note                                  $   50,000  $    50,000
         (2) 12% Convertible Notes at $2.00 Per Share            133,000      225,500
         (3) 12% Short Term Notes                                 24,000       24,000
         (4) 10% Convertible Subordinated Debentures
               Due October 31, 1990 - Scheduled Redemption
               Subordinated to Other Senior Obligations           66,000      108,000
         (5) 18% Secured Factoring Promissory Notes              271,500      442,000
         (6) 14% Short Term Note                                  20,000            0
         (7) 10% Convertible Subordinated Debenture               20,000            0
         (8) 6% Convertible Subordinated Debentures              410,000            0
                                                                --------     --------
         Total                                                   994,500      849,500
         Less Current Portion                                    564,500      849,500
                                                                --------     --------
         Long-term Portion                                    $  430,000  $         0
                                                                ========     ========



         (1) A demand note in the amount of $50,000, dated April, 1995, with interest at 15 percent per annum. The note was renewed on May 3, 1996, and is currently in default. Accrued interest at December 31, 2000 and 1999 was $17,541 and $15,021, respectively.

         (2) The 12% convertible notes at $2.00 per share represent a series of notes from individuals dated from April, 1990 through October, 1993. The notes were for one year with interest payable annually. All of the notes are due in full. The notes carry a conversion, that on maturity, in lieu of receiving the stipulated principle and interest at maturity, the holder may elect to apply said principle and accrued interest as payment in full for the purchase of the Company's Common Stock at $2.00 per share. During 2000, certain of these notes were converted to 182,500 shares of Common Stock at $1.00 per share, or $182,500, representing principle of $92,500 and interest of $90,000. During 2000, certain of these notes were converted to 35,556 shares of Common Stock at $0.54 per share, or $19,200, representing principle of $12,000 and interest of $7,200. Payments on 12% convertible notes were $36,000 during 1999. Accrued interest at December 31, 2000 and 1999 was $101,834 and $170,980, respectively.

         (3) The 12% short term notes represent a series of notes from individuals dated December, 1990 through March, 1991. The notes are one year notes that rollover automatically. The holder has the option after one year to demand payment in full. Accrued interest at December 31, 2000 and 1999 was $15,840 and $14,400, respectively.

         (4) The 10% convertible subordinated debentures are a series of notes from individuals dated October 31, 1985 and had a maturity date of October 31, 1990. The notes are convertible at the rate of $2.00 per share of the Company's Common Stock. During 2000,

                                SPECTRAFAX CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 5 - NOTES PAYABLE (CONTINUED)
         ------------------------

         certain debentures were converted to 38,400 shares of Common Stock at $1.00 per share, or $38,400, representing principle of $24,000 and interest of $14,400. Payments on the 10% convertible notes were $6,000 and $17,000 during 2000 and 1999, respectively. Accrued interest at December 31, 2000 and 1999 was $39,287 and $57,675, respectively.

         (5) The 18% secured factoring promissory notes are a series of notes from individuals at various dates during the last three years. These notes are secured by U.S. government receivables. Payment of principle and interest is due in full to each individual upon payment of invoices under contract. During 2000, certain notes were converted to 20,000 shares of Common Stock at $1.00 per share, or $20,000, representing principle only, and certain notes were converted to 121,875 shares of Common Stock at $0.56 per share, or $68,494, representing principle of $85,000 and interest of $3,494. During 2000 and 1999, total payments were $100,500 and $144,617, and additional notes issued totaled $15,000 and $224,617, respectively. Accrued interest at December 31, 2000 and 1999 was $4,385 and $5,004, respectively. All of the notes are due.

         (6) Short term note dated December 29, 2000, for $20,000, bearing interest at 14% per annum, payable in quarterly payments. Note is due in six months. Accrued interest at December 31, 2000 was $23.

         (7) 10% convertible subordinated debenture dated December 29, 2000, due December 29, 2005. Convertible into fully paid and nonassessable shares of Common Stock at $0.20 per share, exercisable anytime after six months from the date of the note. Accrued interest at December 31, 2000 was $17.

         (8) The 6% convertible debentures raised during 2000 totaled $1,560,000, due in full March 2005. Debentures convertible into Common Stock were $1,150,000 during 2000. Accrued interest at December 31, 2000 was $19,030.

         Future minimum maturities of long-term debt are as follows at December 31:

                  2001     $564,500           2005   $430,000

NOTE  6 - NOTES PAYABLE, BANK
          -------------------

         During 2000, the Company obtained a short term loan for ninety days in the amount of $90,000, interest payable at 11% per annum, secured by all of the Company's assets, and personally guaranteed by the Company's President. The balance outstanding at December 31, 2000 was $90,000.

         During 1998, the Company obtained financing from a local bank for $36,275, with interest at prime plus one percent (9.75% at December 31, 1999 and 1998) per annum,

                                SPECTRAFAX CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  6 - NOTES PAYABLE, BANK (CONTINUED)
          ------------------------------

         due September 1, 2001, and secured by all of the Company's assets. Total principle payments during 2000 and 1999 were $13,534 and $11,060, respectively. At December 31, 2000, the balance outstanding was $9,258.

NOTE 7 - RELATED PARTIES
         ---------------

         The President loans the Company funds whenever necessary and is paid with interest, due on demand. Total loans outstanding due the
         President   were  $129,000  and  $91,010  at  December  31,  2000  and
         1999.During 2000 and 1999, the President advanced the Company $90,000 at 12% per annum and $45,000 at 14% per annum, and due on demand. During 2000 and 1999, the Company repaid the President $52,010 and $38,000, respectively in cash for outstanding loans. Accrued interest on all the related party loans at December 31, 2000 and 1999 was $16,842 and $7,434, respectively.

         LFX (LFX) Associates, Ltd., a related Company, was due $50,768 and $53,468 at December 31, 2000 and 1999, respectively, representing royalty payments due under an expired agreement that it had with the Company. The payable is reduced each year for payments made on behalf of LFX by the Company, such as accounting fees and filing fees.

NOTE 8 -  INCOME TAXES
          ------------

         There is no current or deferred tax expense for the years ended December 31, 2000 and 1999 due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.

         Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is a result of the following:

         Deferred Taxes                            2000            1999
         ---------------------------               ----            ----
         NOL Carryforwards                     $ 3,980,730    $ 3,435,480
         Deferred Revenue                          (93,694)       (55,885)
                                                ----------     ----------
         Total                                   3,887,036      3,379,595
         Valuation Allowance                    (3,887,036)    (3,379,595)
                                                ----------     ----------
         Net Deferred Tax Assets               $         0    $         0
                                                ==========     ==========

          -----------------------

         A reconciliation between the statutory federal income tax rate (35%) and the effective rate of income tax expense for each of the years during the period ended December 31 follows:

                                               2000               1999
                                               ----               ----
         Statutory Federal Income Tax Rate    (35.0%)            (35.0%)
         Increase in Valuation Allowance       35.0%              35.0%
                                               -----              -----
         Effective Income Tax Rate              0.0%               0.0%

         The  Company  has  available  net  operating  loss   carryforwards   of
         approximately $11,700,000 for tax purposes to offset future taxable income which began to expire in the year 2000.

NOTE 9 - COMMITMENTS
         -----------

         Operating Leases - The Company leases office space and equipment under noncancelable operating leases through 2003. The Company's primary office lease expired in May 2000 and the Company is currently negotiating with the lessor for a better rate. Rent is paid on a monthly basis at the rate of approximately $12,500 per month under the same terms in place when the lease expired. The lessor holds a security deposit in the amount of $10,658 paid by the Company.

         Lease expense for the years ended December 31, 2000 and 1999 was approximately $175,000 and $140,000, respectively.

         Future minimum annual lease obligations at December 31 are as follows:

                           2001                      $     36,353
                           2002                      $     26,897
                           2003                      $     19,417
                           2004                      $     15,937
                           2005                      $     10,187

NOTE 10 - GOODWILL
          --------

         On May 1, 2000, the Company completed an Asset Purchase Agreement with 2AlertMe.com, Inc. to purchase all of its assets, properties and goodwill. The purchase price was $125,000 cash, less the amount of cash purchased as an asset, or $12,396, the issuance of 200,000 shares of SpectraFax Common Stock at $0.70 per share , and an option to acquire 200,000 shares of SpectraFax Common Stock at $3.50 per share, expiring in ten years. SpectraFax paid $125,000 and recorded the issuance of the 200,000 shares of Common Stock at the fair market value of the Common Stock at the date of

                                SPECTRAFAX CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 10 - GOODWILL (CONTINUED)
          -------------------

         issuance, which was $1.00 per share, because the fair market value exceeded the value per the agreement. The options were not valued because the exercise price of the options exceeded the fair market value of the Common Stock at the date of issuance. The acquisition resulted in goodwill as follows:

         Purchase price:
                  Cash                                    $   125,000
                  Common Stock issued                         200,000
         Book value of net assets acquired:
                  Cash                                         12,396
                  Computer                                      1,675
                                                           ----------
         Purchase price in excess of net
           assets acquired (goodwill)                     $   310,929
                                                           ==========

         The acquisition of 2AlertMe's assets was accounted for by the purchase method of accounting, which allocates the excess of the total purchase price exceeding the sum of amounts assigned to assets and liabilities acquired, to intangible assets (goodwill). Goodwill is amortized over its estimated useful life of five years. Amortization expense charged to operations during 2000 was $46,638. Pro forma information has not been presented because the Company was organized during 1999 and therefore no prior years activity exists.

NOTE 11 - COMMON STOCK
          ------------

         During 2000, the Company issued 534,600 shares for services rendered as follows: 400,000 shares of Common Stock for consulting services rendered at $0.30 per share, or $120,000; 15,000 shares of Common Stock for consulting services at $0.35 per share, or $5,250; 40,000 shares of Common Stock for consulting services at $0.94 per share, or $37,600; 54,600 shares of Common Stock for consulting services at $0.80 per share, or $43,680; 10,000 shares of Common Stock for consulting services at $0.65 per share, or $6,500; and 15,000 shares of Common Stock for consulting services at $0.55 per share, or $8,250.

         During 2000, the Company issued Common Stock in exchange for accounts payable as follows: 2,880 shares of Common Stock for accounting services at $0.9375 per share, or $2,700; and 5,000 shares of Common Stock for legal services at $2.00 per share, or $10,000.

         During 2000, the Company converted certain notes payable to Common Stock as follows:

         1,437,500 shares of Common Stock for the 6% convertible subordinated debentures at $0.80 per share, or $1,150,000; converted to stock at $1.00 per share certain 10% and 12% convertible notes for $136,500; and converted to stock at $0.55 per share certain 10% and 12% notes for $77,000.

                                SPECTRAFAX CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 11 - COMMON STOCK (CONTINUED)
          -----------------------


         During 1999, the Company issued 497,390 shares for services rendered as follows: 4,500 shares of Common Stock for consulting services rendered at $0.44 per share, or $1,980; 5,000 shares of Common Stock for consulting services rendered at $0.32 per share, or $1,600; 487,890 shares of Common Stock to current and past employees, directors, and sales representatives for services rendered as follows: 159,100 shares at $0.218 per share, or $34,684; 103,000 shares at $0.625 per share, or $64,375; 165,000 shares at $0.50 per share, or $82,500; 25,000 shares at $0.476 per share, or $11,900; 30,700 shares at $0.469 per share, or $14,390; 200 shares at $0.687 per share, or $138; and 4,890 shares at $1.53 per share, or $7,482. The shares were issued at the fair market value of the services rendered.

         During the years ended 1999 and 1998, the Company adjusted the shares of Common Stock outstanding for a correction of a prior years issuance for an increase of 9,000 in 2000 and 29,000 in 1999. Prior to 1996, the Company had been maintaining the stock ownership records manually, and in 1996 turned the records over to a transfer agent for record keeping. As a result, adjustments have arisen.

NOTE 12 - SEGMENT INFORMATION
          -------------------

         Revenues include revenues from the sale of tangible products (Fax Liaison), revenues from fax information dissemination services and transaction processing services (service bureau), and revenues from separately priced extended warranty and product maintenance contracts (warranty.)

         Management evaluates the performance of its segments and allocates resources to them primarily based on pretax income along with cash flows and overall economic returns. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies, as discussed in Note 2.

         Certain items are maintained at the Company's corporate level and are not allocated to the segments. They primarily include the Company's debt and cash and cash equivalents and related net interest expense and corporate headquarters costs.

          ------------------------------

         A summary is of segment information is as follows at December 31:


                                                      Service
           2000                      Fax Liaison      Bureau    Warranty   Other         Total
           ----                      -----------      ------    --------   ------        -----
           Revenues                $ 365,109          $ 58,898  $ 323,362  $      0    $ 747,369
           Operating Loss         (1,284,723)          (39,530)   (98,825) (538,419)  (1,961,497)
           Total Assets              456,506            68,430      7,603   228,102      760,641
           Capital Expenditures       11,571             3,471          0   100,671      115,714
           Depreciation               63,777            11,940      6,965     7,960       90,641


                                                      Service
           1999                      Fax Liaison      Bureau    Warranty   Other          Total
           ----                      -----------      ------    --------   ------         -----
           Revenues                $1,919,905         $ 200,530 $ 380,649  $     0     $2,501,084
           Operating Loss            (256,808)          (16,273)  (48,820)(104,814)      (426,715)
           Total Assets               394,668             5,282     1,000  197,196        598,146
           Capital Expenditures        13,279             2,495       825   31,200         47,799
           Depreciation                69,355             8,213     4,563    9,125         91,256


NOTE 13 - STOCK OPTIONS
          -------------

         During 2000, the Company granted 1,701,501 stock options to certain individuals as additional performance incentives to promote the success of the Company by providing the individuals with the opportunity to acquire Common Stock. The options are exercisable at anytime at prices ranging from $0.10 - $3.50 per share, with various expiration dates. The Company recorded compensation expense of $100,513 for options issued with exercise prices less than the fair market value of the stock on the date of grant.

         During 2000, the Company also granted 1,750,000 options exercisable at $0.46 per share under the 2000 Stock Option Plan, exercisable at various dates per each individual agreement, and expiring in ten years. Forfeited options issued under the 2000 Stock Option Plan totaled 310,000 shares due to termination of employment. Options outstanding have been granted at prices which are either equal to or above the market value of the stock on the date of grant and expire at various dates after the grant date.

         Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31, 2000:

          ------------------------

Net Loss                                    Net Loss Per Share
 As reported..................$2,075,069     As reported................$(0.10)
 Pro forma....................$3,711,502     Pro forma................. $(0.18)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options granted in 2000: dividend yield of 0%, expected volatility of 185%, risk-free interest rate of 5%, and expected lives of ten years.

         Stock options outstanding and exercisable on December 31, 2000 were as follows:

                                                                  Weighted
                                             Weighted              Average
         Range of                Shares       Average             Remaining
     Exercise Price              Under     Exercise Price        Contractual
        per Share                Option      per Share          Life in Years
     --------------            ---------    --------------      -------------
       Outstanding:
            $0.10-$0.80         1,841,500   $0.27                    4.74
            $1.50 to $3.50      1,300,001   $0.75                    2.81
                                ---------
                                3,141,501
                                =========
       Exercisable:
            $0.10 to $0.80        676,500   $0.15                      --
            $1.50 to $3.50      1,300,001   $1.19                      --
                                ---------
                                1,976,501
                                =========