Form 10QSB
period 2001-03-31
SPECTRAFAX CORP
filed 2001-05-15
CIK 773937

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For quarterly period ended March 31, 2001

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No: 0-29747

                                SPECTRAFAX CORP.
                                ----------------
             (Exact name of registrant as specified in its charter)

Florida                                                                             59-2412164
----------------------------------------------            ------------------------------------
(State or other jurisdiction of incorporation)            (I.R.S. Employer Identification No.)

3050 N. Horseshoe Dr., Suite 100, Naples                                 34104
----------------------------------------                              ----------
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

                                YES [X]   NO [ ]

         As of March 31, 2001, 21,448,374 shares of Common Stock were outstanding.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                SPECTRAFAX CORP.
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                 Mar 31,
                                                  2001
                                                --------
ASSETS
Current Assets
  Cash                                          $  4,781
  Accounts Receivable                             53,441
  Inventory                                       32,889
  Prepaid Expenses                                   881
                                                --------

Total Current Assets                              91,992

Property & Equipment -Net (Note 2)               177,175

Other Assets
  Deposits                                        11,658
  Goodwill Arising from Acquisition              248,745
                                                --------

Total Other Assets                               260,403
                                                --------

Total Assets                                    $529,570
                                                ========

   The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                                                        Mar 31,
                                                                         2001
                                                                     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes Payable  (Note 3)                                            $    558,500
  Accounts Payable                                                        306,716
  Deferred Revenue                                                        224,336
  Notes Payable, Bank Current Portion                                      95,947
  Due to Related Party                                                    169,768
  Accrued Interest Payable                                                224,031
  Accrued Liabilities                                                     188,318
                                                                     ------------
Total Current Liabilities                                               1,767,616

Long-Term Liabilities
  Notes Payable Noncurrent Portion (Note 3)                               516,000
                                                                     ------------

Total Liabilities                                                       2,283,616

Stockholders' Equity

  Preferred Stock: $25.00 Par Value, 200,000 Shares                             0
    Authorized Series A Cumulative, Non Participating
    12%; Issued and Outstanding, None
  Common Stock: $0.0001 Par Value, 40,000,000                               2,144
    Shares Authorized, Issued and Outstanding
    21,448,374 (Note 5)
  Additional Paid In Capital                                           10,614,747
  Less Treasury Stock, at Cost, 4,000 Shares Outstanding                   (4,000)
  Accumulated Deficit                                                 (12,366,937)
                                                                     ------------
  Total Shareholders' Equity (A Deficit)                               (1,754,046)
                                                                     ------------

Total Liabilities and Stockholders' Equity                           $    529,570
                                                                     ============

   The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                THREE                 THREE
                                                                MONTHS                MONTHS
                                                                ENDED                 ENDED
                                                               3/31/01               3/31/00
                                                            ------------           -----------
Revenues (See Note 4)                                       $    177,819           $   130,182

Cost of Sales                                                     78,102                88,883
                                                            ------------           -----------

Gross Profit                                                      99,717                41,299

Selling, General & Administrative
  Marketing & Sales                                              202,835               180,888
  General & Administrative                                       151,768               159,066
  Research & Development Expense                                  95,288                93,693
                                                            ------------           -----------

Total Selling, General & Administrative Expense                  449,891               433,647
                                                            ------------           -----------

Net Operating Loss                                              (350,174)             (392,348)
                                                            ------------           -----------
Other Income (Expense)

  Interest Expense                                               (24,788)              (41,264)
                                                            ------------           -----------
Total Other Income (Expense)                                     (24,788)              (41,264)
                                                                                   -----------

Net Loss Available to Common Stockholders                   $   (374,962)          $  (433,612)
                                                            ============           ===========

Basic Loss Per Common Share                                 $      (0.02)          $     (0.02)
                                                            ============           ===========

Basic Weighted Average Number of
Common Shares Outstanding                                     21,448,374            18,744,316
                                                            ============           ===========

   The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Cash Flows from Operating Activities:                        3/31/01              3/31/00
                                                            ---------           -----------
  Net Profit (Loss)                                         $(374,962)          $  (433,612)

Adjustments to reconcile net loss to Net Cash
Used in Operating Activities:
  Depreciation and Amortization                                38,030                21,780
  Decrease (increase) in operating assets:
    Accounts Receivable                                       142,890               220,900
    Inventory                                                  (4,463)               (8,164)
    Prepaid Expenses                                           19,403                 7,652
  Increase (decrease) in operating liabilities:
    Accounts Payable                                           39,299               (81,677)
    Accrued Interest                                            9,232
    Accrued Liabilities                                        79,906                22,620
    Customer Deposits                                         (51,235)              (27,284)
    Checks in Excess of Cash                                        0               (14,031)
                                                            ---------           -----------
Total Adjustments                                             273,062               141,796

Net Cash Provided by Operating Activities                    (101,900)             (291,816)

Cash Flows from Investing Activities:
Property and Equipment Expenditures                                 0               (58,151)
Payments to Officer                                           (10,000)
                                                            ---------
Cash Used by Investing Activities                                   0               (58,151)

Cash Flows from Financing Activities:
  Payments on Notes Payable                                    (6,000)              (92,962)
  Payments on Bank Note                                        (3,309)
  Proceeds from Short Term Debt Borrowing                                            37,000
  Proceeds from Long Term Debt Borrowing                       86,000             1,560,000
  Proceeds from Issuance of Common Stock (Net)                                      152,400

Net Cash Provided By Financing Activities                      66,691             1,656,438
                                                            ---------           -----------
Increase (decrease) in Cash                                   (35,209)            1,306,471

Cash Beginning of Period 12/31/00 & 12/31/99                   39,990                     0
                                                            ---------           -----------
Cash End of Period 3/31/01 & 3/31/00                            4,781             1,306,471

   The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                          NOTES TO FINANCIAL STATEMENTS

Note 1. Statement Of Information Furnished

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001, and the statement of cash flows for the three months ended March 31, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

         Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles has been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10-KSB.

Note 2. Property and Equipment

         Property and equipment is comprised as follows at March 31, 2001:

         Computer Equipment                        $ 287,967
         Furniture and Fixtures                       40,823
         Display booth and other equipment           178,473
         Software                                    121,539
                                                   ---------
                                                     628,802
         Less accumulated depreciation              (451,627)
                                                   ---------
         Net Property and Equipment                  177,175

         Depreciation expense charged to operations during the three months ending March 31, 2001 and March 31, 2000 was $22,486 and $21,780, respectively.

                                SPECTRAFAX CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 3. Notes Payable

         The following is a summary of Notes Payable at March 31:

                                                                        2001
                                                                     ----------
             15% Demand Note                                         $   50,000
             12% Convertible Notes at $2.00 Per Share                   133,000
             12% Short Term Notes                                        24,000
             10% Convertible Subordinated Debentures
             Due October 31, 1990 - Scheduled Redemption
             Subordinated to Other Senior Obligations                    66,000
             12-14% Secured Factoring Promissory Notes                  265,500
             14% Short Term Note                                         20,000
             10% Convertible Subordinated Debenture                      20,000
             6% Convertible Subordinated Debentures                     410,000
             *10% Convertible Debenture                                  86,000
         Total                                                        1,074,500
         Less Current Portion                                           558,500
                                                                     ----------
         Long-term Portion                                           $  516,000

---------------

* In February 2001 the Company consummated the sale, in a private offering, of $86,000 principal amount of senior secured convertible debentures bearing interest at the rate of 10% per annum and convertible at $.08 per share. The debentures mature February 1, 2002.

         The Company is in default on the following notes: (1) $50,000 Demand Note plus $19,416 interest, (2) $133,000 Convertible Notes plus $87,230 interest, (3) 12% $24,000 Short Term Notes plus $16,560 interest, (4) $66,000 10% Convertible Debentures plus $44,937 interest, (5) $265,500 12-14% Secured Factoring Notes plus $8,841 interest, and (6) $410,000 6% Convertible Subordinated Debentures plus $24,600 interest.

Note 4. Segment Information

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

                                SPECTRAFAX CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         A summary of the segment information is as follows:

  31-MAR-01           FAX LIAISON     BUREAU        WARRANTY         ALERT         OTHER         TOTAL
                      -----------     -------       --------       --------       -------      --------
Revenues               $ 27,673       $11,612       $129,063       $  7,617       $ 1,854      $177,819

Operating               292,429         8,998         22,495         67,117        58,852       449,891
Income (Loss)

Total Assets            189,713        35,497          5,296        269,489        29,575       529,570

Capital                       0             0                             0             0             0
Expenditures

Depreciation             14,751         2,698          1,574          1,664         1,799        22,486

  31-MAR-00            FAX LIAISON       BUREAU        WARRANTY        OTHER           TOTAL
                       -----------       -------       --------       -------        ---------
Revenues                   78,109         11,716         1,302         39,055          130,182

Operating                 281,871          8,673        21,682        121,421          433,647
Income (Loss)

Total Assets            1,032,361        154,854        17,206        516,181        1,720,602

Capital                     5,815          1,745                       50,591           58,151
Expenditures

Depreciation               15,899          2,614         1,525          1,742           21,780

                                SPECTRAFAX CORP.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 5. Financial Results and Liquidity

         To date, we have not been profitable and have only recently begun to execute on our business plan for 2AlertMe. We face all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. We believe that despite the financial hurdles and funding uncertainties going forward, we have under development a business plan that, if successfully funded and executed, can enhance operating results. The Company expects to incur losses as it expands its businesses and will require additional funding during 2001. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for our planned capital expenditures and to fund operations. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities.

         Recently, the Company has explored the possibility of selling or merging with another Company. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that a sale or merger of the Company is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand our business and fund future operations. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Our Common Stock is currently traded on the over-the-counter market on an electronic bulletin board established for securities that do not meet Nasdaq listing requirements or in what are commonly referred to as the "pink sheets."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

REVENUES

         Net Revenues for the three months ended March 31, 2001 were $177,819 compared to net revenues of $130,182 for the three months ended March 31, 2000, an increase of $47,637 or 36.6%. The increase was due primarily to Warranty Revenue, which was up $62,128 or 92.8% over this time a year ago. The Company continued to see a shift from fax products to Internet products. The Company's new Internet product, is an Internet stock alert program that "runs" on our Fax Liaison messaging system. The Alert Service warns customers of stock market deviations both price and volume. SpectraFAX is seeing a demand for this new product. The Company recorded first time Revenue for the Alert Service of $7,617.

COST AND EXPENSES

         Cost of revenues for the three months ended March 31, 2001 was $78,102 (43.9% of Revenue) compared to $88,883 (68.3% of Revenue) for the three months ended March 31, 2000. The decrease, as a percentage of revenue, was due to increase in Warranty Revenue, which has relatively low cost of sales. As a result, gross profit increased from $41,299 for the three months ended March 31, 2000 to $99,717 for the three months ended March 31, 2001.

         Selling, General and Administration and Research and Development expenses, increased from $433,647 in the three months ended March 31, 2000 to $449,891 in the three months ended March 31, 2001. Although expenses increased $16,244 from this time a year ago, the Company has reduced its staff from the beginning of the year. There are currently 10 full time employees, a reduction of 8 employees from January 2001. Going forward, the Company plans to continue operations with 4-6 full time employees.

INTEREST EXPENSE

         Other expense decreased by $ 16,476 for the three months ended March 31, 2001 due to the reduction of Notes Payable. Notes Payable was reduced by $1,177,895 from this time a year ago by primarily converting debt to equity.

PROVISIONS FOR INCOME TAXES

         At March 31, 2001 accumulated deficit was $12,366,937. Due to the Company's loss position, no plans for income taxes have been included.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements have been and will continue to be significant, and its cash requirements have exceeded cash flow from operations since inception. As a result, the Company has been substantially dependent on the proceeds of earlier private placements of debt and equity securities to satisfy its working capital requirements.

         Net Cash Flows Used in Operating Activities for the three months ended March 31, 2001 were negative $101,900 primarily due to the net loss of $374,962. There was some positive cash flow from the use of funds in the receivables and in deferred revenue. The Company had no Investing Activities for the three months ended March 31, 2001, however, compared to the three months ended March 31, 2000, Investing Activities were $58,151.

         Net Cash Flows from Financing Activities were $76,691 for the three months ended March 31, 2001. In February 2001 the Company consummated the sale, in a private offering, of $86,000 principal amount of senior secured convertible debentures bearing interest at the rate of 10% per annum and convertible at $.08 per share. The new debentures mature February 1, 2002. Cash was used to finance current operations. For the three months ended March 31, 2000 the Net Cash Flow Provided by Financing Activities was $1,656,438. In March 2000 the Company consummated the sale, in a private offering, of $1,560,000 principal amount of convertible subordinated debentures bearing interest at the rate of 6% per annum and convertible at $.80 per share. Cash at the end of the current period was $4,781, compared to $1,306,471 at March 31, 2000. If the Company does not attain a positive cash flow immediately through operations, it will need to seek additional equity, debt financing, or a merger. There can be no assurance that additional financing from any source will be available when needed on commercially reasonable terms, or at all. The Company is actively negotiating with several companies for a merger with SpectraFAX.

                            PART II OTHER INFORMATION

ITEMS 1-2 - None

ITEM 3 - Default upon Senior Securities

         The Company is in default on the following notes: (1) $50,000 Demand Note plus $19,416 interest, (2) $133,000 Convertible Notes plus $87,230 interest, (3) 12% $24,000 Short Term Notes plus $16,560 interest, (4) $66,000 10% Convertible Debentures plus $44,937 interest, (5) $265,500 12-14% Secured Factoring Notes plus $8,841 interest, and (6) $410,000 6% Convertible Subordinated Debentures plus $24,600 interest.

ITEM 4 - None

ITEM 5 - Other Information

         The Company's financial condition has continued to deteriorate and if financing is not available in the near future or the Company is not able to consummate a sale or merger, it may have to discontinue operations.

ITEM 6 - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2001.



                                      SpectraFAX Corp.



                                      /s/  Thomas J. Conwell
                                      Thomas J. Conwell, Chief Executive Officer



                                      /s/  Eric Ekelund
                                      Eric Ekelund, Chief Financial Officer