Form 10QSB
period 2001-06-30
SPECTRAFAX CORP
filed 2001-08-20
CIK 773937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-QSB

(Mark One)


      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------        SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended June 30, 2001

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------        SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _____ to _______

Commission file number:  0-29747.

                                SPECTRAFAX CORP.
                           --------------------------
             (exact name of registrant as specified in its charter)

FLORIDA                                                               59-2412164
-------------                                                    ---------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

501 Goodlette Road B206                                    Naples, Florida 34102
-----------------------------------------------            ---------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:  941-643-5060
                                                     ------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X      No
                                           -----

The number of shares of the Registrant's Common Stock, $0.001 par value, as of August 17, 2001: 25,041,374.

                           MEDCARE TECHNOLOGIES, INC.
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2001


INDEX


PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

Balance Sheet as of  June 30, 2001............................................3

Statement of Operations for the Quarter Ended June 30, 2001 and 2000..........5

Statement of Cash Flows for the Quarter Ended June 30, 2001 and 2000..........7

Notes to Interim Financial Statements.........................................8

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2  Management's Discussion and Analysis.................................13

PART II   OTHER INFORMATION

Item 1 Legal Proceedings.....................................................14

Item 2 Changes in Securities.................................................15

Item 3 Defaults Upon Senior Securities.......................................15

Item 4 Submission of Matters to a Vote of Security Holders...................15

Item 5 Other Information.....................................................15

Item 6 Exhibits and Reports on Form 8-K......................................15

Signatures...................................................................16

Item 1    Financial Statements
                                SPECTRAFAX CORP.
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)
ASSETS
------
Current Assets
  Cash                                                         $  19,128
  Accounts Receivable                                             61,075
  Inventory                                                       26,434
  Prepaid Expenses                                                   400
                                                                 -------

Total Current Assets                                             107,037

Property & Equipment -Net (Note 2)                               154,531

Other Assets
   Deposits                                                        1,000
Goodwill Arising from Acquisition                                233,199
Total Other Assets                                               234,199
                                                                 -------
Total Assets                                                   $ 495,767
                                                               ==========

                                SPECTRAFAX CORP.
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Notes Payable  (Note 3)                                      $ 558,500
  Accounts Payable                                               183,120
  Deferred Revenue                                               244,296
  Deposit on Purchase of Assets (Note 5A)                        300,000
  Notes Payable, Bank Current Portion                             74,238
  Due to Related Party                                           159,569
  Accrued Interest Payable                                       245,915
  Accrued Liabilities                                            129,995
                                                                 -------
Total Current Liabilities                                      1,895,633

Long-Term Liabilities
  Notes Payable Noncurrent Portion (Note 3)                      516,000
                                                                 -------

Total Liabilities                                              2,411,633

Stockholders' Equity
  Preferred Stock: $25.00 Par Value, 200,000 Shares                    0
    Authorized Series A Cumulative, Non Participating
    12%; Issued and Outstanding, None
  Common Stock: $0.0001 Par Value, 40,000,000                      2,504
    Shares Authorized, Issued and Outstanding
    25,041,374     (Note 5B)
  Additional Paid In Capital                                  10,827,087
  Less Treasury Stock, at Cost, 4,000 Shares Outstanding          (4,000)
  Accumulated Deficit                                        (12,741,457)
  Total Shareholders' Equity  (A Deficit)                     (1,915,866)
                                                               ----------
Total Liabilities and Stockholders' Equity                     $ 495,767
                                                               ==========

The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                             STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                   THREE               THREE
                                                                   MONTHS              MONTHS
                                                                   ENDED               ENDED
                                                                  6/30/01             6/30/00
                                                                  -------             -------

Revenues (See Note 4)                                          $  178,436             260,209
Cost of Sales                                                      35,956             167,972
                                                                  -------             -------

Gross Profit                                                      142,480              92,237

Selling, General & Administrative
         Marketing & Sales                                         74,625             264,333
         General & Administrative                                 380,997             314,540
         Research & Development Expense                            27,383             111,319
                                                                  -------             -------

Total Selling, General & Administrative Expense                   483,005             690,192
                                                                  -------             -------

Net Operating Loss                                               (340,525)           (597,955)
                                                                  -------             -------
Other Income (Expense)
         Interest Income                                                0               9,833
         Interest Expense                                         (33,995)            (34,374)
                                                                  -------             -------
Total Other Income (Expense)                                      (33,995)            (24,541)
                                                                  -------             -------

Net Loss Available to Common Stockholders                      $( 374,520)           (622,496)
                                                                  =======             =======

Basic Loss Per Common Share                                    $    (0.02)              (0.03)
                                                                  =======             =======

Basic Weighted Average Number of
Common Shares Outstanding                                      22,652,050          20,184,716
                                                               ==========          ==========

The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                             STATEMENT OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                    SIX                 SIX
                                                                   MONTHS              MONTHS
                                                                   ENDED               ENDED
                                                                  6/30/01             6/30/00
                                                                  -------             -------

Revenues (See Note 4)                                          $  356,255             390,391
Cost of Sales                                                     114,058             256,855
                                                                  -------             -------
Gross Profit                                                      242,197             133,536
Selling, General & Administrative
         Marketing & Sales                                        277,460             445,221
         General & Administrative                                 532,764             473,606
         Research & Development Expense                           122,671             205,012
                                                                  -------             -------
Total Selling, General & Administrative Expense                   932,895           1,123,839
                                                                  -------             -------

Net Operating Loss                                               (690,698)           (990,303)
                                                                  -------             -------
Other Income (Expense)
         Interest Income                                                0              10,701
         Interest Expense                                         (58,784)            (76,506)
                                                                  -------             -------
Total Other Income (Expense)                                      (58,784)            (65,805)
                                                                  -------             -------

Net Loss Available to Common Stockholders                      $ (749,482)        $(1,056,108)
                                                                  =======             =======

Basic Loss Per Common Share                                    $    (0.03)              (0.05)
                                                                  =======             =======
Basic Weighted Average Number of
Common Shares Outstanding                                      22,050,207          19,547,930
                                                               ==========          ==========

The accompanying notes are an integral part of these financial statements.

                                    SPECTRAFAX CORP.
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Cash Flows from Operating Activities:                   6/30/01        6/30/00
                                                     ------------   ------------
Net Profit (Loss)                                    $  (749,482)   $(1,056,108)
Adjustments to reconcile net loss to Net Cash
Used in Operating Activities:
    Options Granted                                                     100,513
    Common Stock Issued For Services                     210,000         49,350
    Depreciation and Amortization                         76,220         43,560
    Decrease (increase) in operating assets:
      Accounts Receivable                                135,256        180,864
      Inventory                                            1,992        (10,761)
      Prepaid Expenses and Deposits                       30,542        (79,384)
    Increase (decrease) in operating liabilities:
      Accounts Payable                                   (84,297)       (45,010)
      Accrued Interest                                    31,116
      Accrued Liabilities                                 21,584        (42,613)
      Customer Deposits                                  (31,275)        45,083
                                                     ------------   ------------
Total Adjustments                                        391,138        241,602
                                                     ------------   ------------
Net Cash Provided by Operating Activities               (358,344)      (814,506)

Cash Flows from Investing Activities:
Property and Equipment Expenditures                            0        (82,836)
Deposit on Purchase of Assets                            300,000              0
Purchase of 2Alertme Assets                                    0       (112,604)
Advances to Officer                                            0         27,000
Payments to Officer                                      (17,500)       (48,010)
                                                     ------------   ------------
Cash Provided by (Used in) Investing Activities          282,500       (216,450)

Cash Flows from Financing Activities:
       Checks in Excess of Cash                                0        (14,031)
       Payments on Notes Payable                          (6,000)       (89,000)
       Payments on Bank Note                             (25,018)       ( 7,031)
       Proceeds from the issuance Notes Payable           86,000      1,570,000
       Offering Cost                                           0        (54,600)
       Proceeds from Issuance of Common Stock (Net)            0        152,400
                                                     ------------   ------------
Net Cash Provided By Financing Activities                 54,982      1,557,738
                                                     ------------   ------------

Increase (decrease) in Cash                              (20,862)       526,782
Cash, beginning of period                                 39,990              0
                                                     ------------   ------------
Cash, end of period                                  $    19,128    $   526,782
                                                     ============   ============

The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Statement of Information Furnished
-------------------------------------------
The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001, and the statement of cash flows for the six months ended June 30, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

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

Note 2. Property and Equipment
------------------------------
Property and equipment is comprised as follows at June 30, 2001:

         Computer Equipment                      $  287,967
         Furniture and Fixtures                      40,823
         Display booth and other equipment          178,473
         Software                                   121,539
                                                 ----------
                                                    628,802
         Less accumulated depreciation             (474,271)
                                                 ----------
   Net Property and Equipment                       154,531
                                                 ==========

Depreciation expense charged to operations during the six months ending June 30, 2001 and June 30, 2000 was $45,130 and $43,560 respectively.

                                SPECTRAFAX CORP.
                    NOTES TO FINANCIAL STATEMENTS CONTI NUED

Note 3. Notes Payable
---------------------
The following is a summary of Notes Payable at June 30:
                                                                    2001
           15% Demand Note                                    $    50,000(1)
           12% Convertible Notes at $2.00 Per Share               133,000(2)
           12% Short Term Notes                                    24,000(3)
           10% Convertible Subordinated Debentures
            Due October 31, 1990 - Scheduled Redemption
            Subordinated to Other Senior Obligations               66,000(4)
           12-14% Secured Factoring Promissory Notes              265,500(5)
           14% Short Term Note                                      20,000
           10% Convertible Subordinated Debenture                   20,000
           6% Convertible Subordinated Debentures                 410,000(6)
           10% Convertible Debenture                               86,000*
                                                              -----------
         Total                                                  1,074,500
         Less Current Portion                                     558,500
                                                              -----------
         Long-term Portion                                    $   516,000
                                                              ===========

         The Company is in default on the following notes: (1) $50,000 Demand Note plus $21,250 interest, (2) $133,000 Convertible Notes plus $89,120 interest, (3) 12% $24,000 Short Term Notes plus $17,280 interest, (4) $66,000 10% Convertible Debentures plus $42,587 interest, (5) $265,500 12-14% Secured Factoring Notes plus $4,500 interest, and (6) $410,000 6% Convertible Sub. Debentures plus $30,750 interest.

         * In February 2001 the Company consummated the sale, in a private offering, of $86,000 principal amount of senior secured convertible debentures bearing interest at the rate of 10% per annum and convertible at $.08 per share. The debentures mature February 1, 2002.

                                SPECTRAFAX CORP.
                    NOTES TO FINANCIAL STATEMENTS CONTI NUED

Note 4. Segment Information
---------------------------
The Company's revenues are classified into four principal reportable segments that provide different products or services.

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

A summary of the segment information is as follows:

June 30, 2001:
--------------              Service
               Fax Liaison  Bureau    Warranty     Alert     Other      Total
               -----------  --------  ---------   -------  ---------  ---------
Revenues        $ 51,602    $ 36,670  $ 253,390   $12,029  $  2,564   $ 356,255

Operating Loss  (379,884)    (69,070)   (34,535) (138,140)  (69,069)   (690,698)

Total Assets     189,713      35,497      4,958   236,024    29,575     495,767

Capital
Expenditures           0           0          0         0         0           0

Depreciation      29,605       5,416      3,159     3,340     3,610      45,130


June 30, 2000:
--------------              Service
               Fax Liaison  Bureau    Warranty     Alert     Other      Total
               -----------  --------  ---------   -------  ---------  ---------

Revenues       $ 234,235    $ 35,135  $   3,904   $     0  $117,117   $ 390,391

Operating Loss  (723,366)    (44,490)  (133,469)        0   (88,978)   (990,303)

Total Assets     831,655      124,748    13,861   321,687    94,140   1,389,091

Capital
Expenditures       8,451       2,535          0         0    71,850      82,836

Depreciation      31,813       5,230      3,051         0     3,466      43,560

                                SPECTRAFAX CORP.
                    NOTES TO FINANCIAL STATEMENTS CONTI NUED

Note 5 - Financial- Results and Liquidity
-----------------------------------------
To date, we have not been profitable. We face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses as it expands its businesses and will require additional funding during 2001. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for our planned capital expenditures and to fund operations. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities.

The Company has explored the possibility of selling or merging with another Company as discussed below. The board of directors of the Company considers such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that a sale or merger of the Company is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand our business and fund future operations. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Our common stock is currently traded on the over-the-counter market on an electronic bulletin board.

The Board of Directors approved a two-stage transaction, pending Shareholder approval, to 1) Lease the company's assets to DFI Communications with an option to purchase, and 2) Merge the stock with a second company (Energy Solutions Enterprises), to insure continued operation of the SpectraFAX Corp.

Note 5A - Stage 1) Lease Assets
-------------------------------
The Board of Directors approved an agreement for SpectraFAX Corp. to lease all the company's assets to DFI Communications with an option to purchase pending Shareholder approval. The lease agreement commenced June 1, 2001 and will expire August 31, 2001. The agreement requires DFI to pay SpectraFAX $150,000 on the initial day of signing the agreement, and another $150,000 within 14 days, and the balance of $100,000 if the purchase option is approved. The company has received $300,000, the first two installments. The proceeds were used to pay operating expenses, which were primarily vendors and payroll.

Note 5B - Stage 2) Merge Stock
------------------------------
The Board of Directors has signed a Letter of Agreement on June 28, 2001 to reorganize and merge with Energy Solutions Enterprises Inc., a Delaware Corporation, headquartered in Houston, Texas. The agreement was subject to a due diligence period of 14 days, and Shareholder approval. Three million five hundred thousand shares have been issued for consulting, advising and reorganization of businesses.

Energy Solutions has spent over two years finding, researching and developing proven methods of storing electrical energy and improving electrical energy transmission line efficiency. The Company is negotiating rights to a super capacitor system that allows electricity to be stored. The super capacitor system allows utilities to produce, and the company to purchase power during off peak times when the price for electricity is low then release the power to the grid when the demand is greatest at a higher price. Over fifteen acres of land near Houston was purchased to be a site for the first super capacitor facility. Additionally, the Company has the right to produce a more efficient electrical transmission line, which will be sold to utility companies.

                                SPECTRAFAX CORP.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations.
----------

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

Three Months ended June 30, 2001 versus the Three Months ended June 30, 2000, and the Six Months ended June 30, 2001 versus the Six Months ended June 30, 2000.

Revenues
Net Revenues for the three months ended June 30, 2001 were $178,436 compared to net revenues of $ 260,209 for the three months ended June 30, 2000, a decrease of $81,773 or 31.4%. Net Revenues for the six months ended June 30, 2001 were $356,255 compared to net revenues of $ 390,391 for the six months ended June 30, 2000, a decrease of $34,136 or 8.7%. The decrease was due primarily to Fax Liaison revenue, which declined 80% from this time a year ago. Warranty revenue, however, doubled in the six months ended June 30, 2001 from $129K to $253K. The Company recorded revenue for the new Alert Service for the six months ended June 30, 2001 of $12,029.

Cost and Expenses
Cost of revenues for the three months ended June 30, 2001 was $35,956 (20.0% of Revenue) compared to $169,972 (64.6% of Revenue) for the three months ended June 30, 2000. Cost of revenues for the six months ended June 30, 2001 was $114,058 (32.0% of Revenue) compared to $256,855 (65.8% of Revenue) for the six months ended June 30, 2000. The decrease, as a percentage of revenue, was due to increase in Warranty Revenue, which has relatively low cost of sales. As a result, gross profit increased from $133,536 for the six months ended June 30, 2000 to $ 242,197 for the six months ended June 30, 2001.

Selling, General and Administration and Research and Development expenses, decreased from $690,192 in the three months ended June 30, 2000 to $483,005 in the three months ended June 30, 2001. Selling, General and Administration and Research and Development expenses, decreased from $1,123,839 in the six months ended June 30, 2000 to $932,895 in the six months ended June 30, 2001, and includes $210,000 and $49,350 of noncash expenses for the issuance of stock for services rendered. Expenses decreased $190,944 from this time a year ago, the Company has reduced its staff from the beginning of the year. There are currently 2 full time employees.

Interest Expense
Other expense decreased by $7,021 for the six months ended June 30, 2001 due to the reduction of Notes Payable. Notes Payable was reduced by $212,792 from this time a year ago by primarily converting debt to equity.

Provisions for Income Taxes
At June 30, 2001 accumulated deficit was $12,741,457, and therefore, no provision or benefit from income taxes has been recorded due to the Company's loss position.

Liquidity and Capital Resources
The Company's capital requirements have been and will continue to be significant, and its cash requirements have exceeded cash flow from operations since inception. As a result, the Company has been substantially dependent on the proceeds of earlier private placements of debt and equity securities to satisfy its working capital requirements.

Net cash flows used in operating activities for the six months ended June 30, 2001 was $358,344 primarily due to the net loss of $749,482. There were some positive cash flow from the used of funds in the receivables and in deferred revenue.

Net cash flows provided by investing activities was a positive $282,500. The Company received $300,000 from a deposit on the purchase of all the company's assets. The cash was used to finance current operations.

Net cash flows provide by financing activities was $54,982 for the six months ended June 30, 2001. In February 2001 the Company consummated the sale, in a private offering, of $86,000 principal amount of senior secured convertible debentures bearing interest at the rate of 10% per annum and convertible at $.08 per share. The new debentures mature February 1, 2002. Cash was used to finance current operations. For the six months ended June 30, 2000, net cash flows provided by financing activities was $1,557,738. In March 2000 the Company consummated the sale, in a private offering, of $1,560,000 principal amount of convertible subordinated debentures bearing interest at the rate of 6% per annum and convertible at $.80 per share. Cash at the end of the current period was $ 19,128, compared to $526,782 at June 30, 2000. Please refer to Note 5 of the financials for continued operations of a going concern.

PART II -- OTHER INFORMATION

Item 1    Legal Proceedings
---------------------------
None

Item 2    Changes in Securities
-------------------------------------------------

     1. May 2001, 18,000 shares of common stock issued for accounts payable at $0.15 per share, or $2,700.
     2. June 2001, 175,000 shares of common stock issued at $0.30 per share, or $52,500, in 2000 for services rendered were returned.
     3. June 2001, 250,000 shares of common stock issued for services rendered at $0.07 per share, or $17,500.
     4. June 2001, 3,500,000 shares issued for services rendered at $0.07 per share, or $245,000.

Item 3    Defaults Upon Senior Securities
-------------------------------------------------
The Company is in default on the following notes: (1) $50,000 demand note plus $21,250 interest, (2) $133,000 convertible notes plus $89,120 interest, (3) 12% $24,000 short term notes plus $17,280 interest, (4) $66,000 10% convertible debentures plus $42,587 interest, (5) $265,500 12-14% secured factoring notes plus $4,500 interest, and (6) $410,000 6% convertible subordinated debentures plus $30,750 interest.

Item 4    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------
None

Item 5    Other Information
---------------------------------
The Company's financial condition has continued to deteriorate and if financing is not available in the near future or the Company is not able to consummate a sale or merger, it may have to discontinue its current operations.

Item 6    Exhibits and Reports on Form 8-K
----------------------------------------------------
None

Signature Page
------------------

Pursuant to the requirements of the Securiteies Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SpectraFAX Corp.
                                    /s/ Thomas J. Conwell
                                    ----------------------
                                    Thomas J. Conwell, Chief Executive Officer


Dated: August 20, 2001