Form 10QSB
period 2001-09-30
SPECTRAFAX CORP
filed 2001-11-14
CIK 773937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)


      X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-------
               SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended September 30, 2001

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _______

                        Commission file number: 0-29747.

                                SPECTRAFAX CORP.
                     --------------------------------------
             (exact name of registrant as specified in its charter)


FLORIDA                                                               59-2412164
-------------                                                    ---------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

501 Goodlette Road B206                   Naples, Florida 34102
---------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:           (941)643-5060
                                                              -------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

The number of shares of the Registrant's Common Stock, $0.001 par value, as of October 23, 2001: 25,251,374.

                                SPECTRAFAX CORP.
                  FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2001


INDEX


PART I    FINANCIAL INFORMATION

Item 1   Financial Statement

Balance Sheet as of September 30, 2001....................................... 3

Statement of Operations for the Quarter Ended September 30, 2001 and 2000.... 4

Statement of Cash Flows for the Quarter Ended September 30, 2001 and 2000.... 5

Notes to Interim Financial Statements........................................ 6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 2   Management's Discussion and Analysis................................ 8

PART II   OTHER INFORMATION

Item 1 Legal Proceedings..................................................... 10

Item 2 Changes in Securities................................................. 10

Item 3 Defaults Upon Senior Securities....................................... 10

Item 4 Submission of Matters to a Vote of Security Holders................... 10

Item 5 Other Information..................................................... 10

Item 6 Exhibits and Reports on Form 8-K...................................... 10

Signatures................................................................... 10

PART I    FINANCIAL INFORMATION
Item 1    Financial Statements
------------------------------------
                                SPECTRAFAX CORP.
                              Interim Balance Sheet
                         September 30, 2001 (unaudited)
ASSETS                                                             2001
------                                                             ----
Current Assets                                                  $       0

Property and Equipment, Net                                       132,031

Other Assets
   Deposit                                                          1,000
   Goodwill                                                       217,653
                                                                  -------
Total Other Assets                                                218,653
                                                                  -------

Total Assets                                                  $   350,684
                                                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Checks Issued in Excess of Cash                            $    59,288
   Notes Payable                                                  558,500
   Accounts Payable and Accrued Liabilities                       222,678
   Deferred Revenue                                               193,174
   Deposit on Purchase of Assets                                  300,000
   Notes Payable, Bank                                             74,238
   Due to Related Party                                           185,091
   Accrued Interest Payable                                       273,049
                                                                  -------
Total Current Liabilities                                       1,866,018
Long-Term Liabilities-Notes Payable                               516,000
                                                                  -------

Total Liabilities                                               2,382,018

Stockholders' Equity
Preferred Stock: $25.00 Par Value; 200,000 Authorized Shares
Series A Cumulative, NonParticipating 12%, Issued
and Outstanding, None                                                None
Common Stock: $0.0001 Par Value; 40,000,000 Authorized
Shares, Issued and Outstanding, 25,041,374                          2,504
Additional Paid In Capital                                     10,827,087
Treasury Stock, at cost, 4,000 shares outstanding                  (4,000)
Accumulated Deficit                                           (12,856,925)
                                                             -------------
Total Stockholders' Equity                                     (2,031,334)
                                                             -------------
Total Liabilities and Stockholders' Equity                   $    350,684
                                                             =============

                  See notes to condensed financial statements.

                                SPECTRAFAX CORP.
                        Interim Statements of Operations
              For the Nine months ended September 30, 2001 and 2000
                                   (Unaudited)


                                               For The Nine       For The Nine       For The Three      For The Three
                                               Months Ended       Months Ended       Months Ended       Months Ended
                                               September 30,       September 30,      September 30,      September 30,
                                                   2001              2000               2001               2000
                                              --------------   -----------------   ----------------   -----------------
Revenues                                         $   407,377         $   534,129         $   51,122         $   143,738
Cost of Revenues                                     114,058             366,567                  0             109,712
                                              --------------   -----------------   ----------------   -----------------
Gross Profit                                         293,319             167,562             51,122              34,026

Selling, General and Administrative
Expenses
   General and Administrative                        672,221             565,363            139,456              91,757
   Marketing and Sales                               277,460             708,065                  0             262,844
   Research and Development                          122,671             369,095                  0             164,083
                                              --------------   -----------------   ----------------   -----------------
Total S, G, A                                      1,072,352           1,642,523            139,456             518,684
                                              --------------   -----------------   ----------------   -----------------

Net Operating Loss                                 (779,033)         (1,474,961)           (88,334)           (484,658)

Other Income (Expense)                              (85,917)            (82,707)           (27,134)            (16,902)
                                              --------------   -----------------   ----------------   -----------------

Net Loss Available To Common Stockholders
                                                $  (864,950)       $ (1,557,668)       $  (115,468)        $  (501,560)
                                              ==============    ================   ===============    =================

Basic Loss Per Common Share                      $    (0.04)         $    (0.08)        $   (0.005)         $    (0.02)
                                                      ======              ======            ======               ======

Basic Weighted Average Common Shares
Outstanding                                       22,647,541          20,112,585         25,041,374          20,249,222
                                                  ==========          ==========         ==========          ==========

                                   See notes to condensed financial statements.

                                SPECTRAFAX CORP.
                      Interim Statements of Cash Flows
          For the Nine months period ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                          Nine Months          Nine Months
                                                                             Ended                 Ended
                                                                         September 30,         September 30,
                                                                              2001                  2000
                                                                         -------------         -------------
Cash Flows From Operating Activities
   Net Loss                                                                $  (864,950)      $   (1,557,668)
   Adjustments to Reconcile Net Loss to Net Cash
Used
   By Operating Activities
   Depreciation and Amortization                                                114,266               65,839
   Compensation Cost                                                                  0               49,350
   Common Stock Issued For Services                                             210,000              100,513
   Write-Down Inventory                                                          26,434                    0
   Write-Off Accounts Receivable                                                 61,075                    0
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                135,256              303,458
      (Increase) Decrease in Inventory                                            1,992             (14,703)
      (Increase) Decrease Prepaid Expenses and Deposits                          30,942             (65,590)
       Increase (Decrease) in Accounts Payable and Accrued Liabilities        (153,150)            (140,649)
       Increase (Decrease) in Accrued Interest                                   58,250               37,243
       Increase (Decrease) in Customer Deposits                                (82,397)               16,213
                                                                         -------------         -------------
   Total Adjustments                                                            402,668              351,674
                                                                         -------------         -------------
Net Cash Provided By (Used In) Operating Activities                           (462,282)          (1,205,994)

Cash Flows From Investing Activities
   Payments to Officer                                                         (17,500)             (48,010)
   Advances from Officer                                                         25,522               27,000
   Deposit on Purchase of Assets                                                300,000                    0
   Purchase of 2Alertme                                                               0            (112,604)
   Purchase of Property and Equipment                                                 0            (105,402)
                                                                         ------------------------------------
Net Cash Provided By (Used In) Investing Activities                             308,022            (239,016)

Cash Flows From Financing Activities
   Checks Issued in Excess of Cash                                               59,288             (14,031)
   Payments on Notes Payable                                                    (6,000)            (106,500)
   Payments on Bank Note                                                       (25,018)             (10,250)
   Proceeds from Issuance of Notes Payable                                       86,000            1,570,000
   Offering Costs                                                                     0             (54,600)
   Proceeds from Issuance of Common Stock                                             0              153,944
                                                                         ------------------------------------
Net Cash Provided By (Used In) Financing Activities                             114,270            1,538,563
                                                                         ------------------------------------

Increase (Decrease) in Cash and Cash Equivalents                               (39,990)               93,553
Cash and Cash Equivalents, Beginning of Period                                   39,990                    0
                                                                         ------------------------------------
Cash and Cash Equivalents, End of Period                                 $            0       $       93,553
                                                                            ===========              =======

                  See notes to condensed financial statements.

                                SPECTRAFAX CORP.
                      Notes to Interim Financial Statements
                               September 30, 2001

Note 1:  Statement of Information Furnished

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB instructions, and in the opinion of management, contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2001, and the statement of cash flows for the nine months ended September 30, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the accompanying financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10-KSB. Certain accounts have been reclassified to conform to the current period's presentation. These changes have no effect on previously reported results of operations or total stockholders' equity.

Note 2:  Earnings per share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share information is adjusted retroactively to reflect stock splits and changes in par value, when applicable. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share. The computation of basic loss per share is as follows:

                                                9 m/e             3 m/e            9 m/e             3 m/e
                                                9/30/01           9/30/01          9/30/00           9/30/00
                                            -----------       -----------      -----------       -----------
Numerator-Net loss available
   to Common stockholders                   $  (864,950)      $  (115,468)     $(1,557,668)      $  (501,560)
Denominator-Weighted average
   number of common shares outstanding       22,647,541        25,041,374       20,112,585        20,249,222
Basic loss per common share                    $  (0.04)        $  (0.005)        $  (0.08)         $  (0.02)

Note 3:  Financial Results and Liquidity

To date, we have not been profitable. We face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, and difficulties in managing our growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company expects to incur losses as it seeks merger candidates. We are currently in default on substantially all of our notes payable, have a negative working capital, and a significant accumulated deficit to date. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully merge with another Company.

The Company is exploring the possibility of selling or merging with another Company as discussed below. The board of directors of the Company considers such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that a sale or merger of the Company is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction. Our common stock is currently traded on the over-the-counter market on an electronic bulletin board.

The Board of Directors approved a two-stage transaction, pending Shareholder approval, to 1) Lease the company's assets to DFI Communications with an option to purchase, and 2) Merge the stock with a second company to insure continued operation of the SpectraFAX Corp.

Stage 1-Lease Assets
The Board of Directors approved an agreement for SpectraFAX Corp. to lease all the company's assets to DFI Communications with an option to purchase pending Shareholder approval. The lease agreement commenced June 1, 2001 and originally expired on August 31, 2001, but has been extended to December 2001. The agreement required DFI to pay SpectraFAX $150,000 on the initial day of signing the agreement, and another $150,000 within 14 days, and the balance of $100,000 if the purchase option is approved. The Company has received $300,000, the first two installments. The proceeds were used to pay operating expenses, which were primarily vendors and payroll.

Stage 2-Merge Stock
The Board of Directors signed a Letter of Agreement on June 28, 2001 to reorganize and merge with Energy Solutions Enterprises Inc., a Delaware Corporation, headquartered in Houston, Texas. The agreement was subject to a due diligence period of 14 days, and Shareholder approval. Three million five hundred thousand shares were issued for consulting, advising and reorganization of businesses. The merger did not meet the Company's due diligence requirements and the Company is currently seeking other merger opportunities at this time, which will require shareholder approval upon effecting.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

Results of Operations
--------------------------

Revenues. Net Revenues for the three and nine months September 30, 2001 were $51,122 and $407,377 compared to net revenues of $534,129 and $143,738 for same periods in 2000, a decrease of $92,616 and $126,752, respectively. The decrease was due primarily to Fax Liaison revenue, which declined 80% from this time a year ago. Warranty revenue, however, accounted for substantially all of the revenues in the nine months ended September 30, 2001.

Cost and Expenses. Cost of revenues for the three and nine months ended September 30, 2001, was $0 and $114,058 compared to cost of revenues of $109,712 and $366,567 for the same periods in 2000. The decrease was due to an increase in warranty revenue, which has relatively low cost of sales.

Selling, general and administration, including research and development expenses, decreased from $518,684 and $1,642,523 for the three and nine months ended September 30, 2000 to $139,456 and $1,072,352 for the same periods in 2001. Due to lack of funding, the Company leased its assets in June 2001 to generate working capital of $300,000 which was used to pay off outstanding vendors. As a result, the Company currently has no employees and uses the services of two consultants for its daily operations, thereby eliminating a significant portion of funds spent on salaries, research and development, and marketing and sales.

Interest Expense. Interest expense was $27,134 and $85,917 for the three and nine months period ended September 30, 2001 compared to $85,917 and $82,707 for the same periods in 2000. The Company continues to accrue interest on its outstanding notes payable, a significant portion of which is in default. The Company continues to offer conversion terms to existing note holders. Notes Payable was reduced by approximately $213,000 from this time a year ago by primarily converting debt to equity.

Provisions for Income Taxes. At September 30, 2001 accumulated deficit was approximately $12,800,000, and therefore, no provision or benefit from income taxes has been recorded due to the Company's loss position.

Liquidity and Capital Resources
---------------------------------------
The Company's capital requirements have been significant and have exceeded cash flow from operations since inception. As a result, the Company has been substantially dependent on the proceeds of earlier private placements of debt and equity securities to satisfy its working capital requirements.

Net cash flows used in operating activities for the nine months ended
         September 30, 2001 was $462,282. Net cash flows used in operating activities for the nine months ended September 30, 2000 was $1,205,994.

Net cash flows provided by investing activities for the nine months ended
         September 30, 2001 was $308,022, primarily representing $300,000 received from a deposit on the purchase of all the company's assets. The cash was used to finance current operations. Net cash flows used in investing activities for the nine months ended September 30, 2000 was $239,016 resulting primarily from the purchase of $105,402 in fixed assets and $112,604 paid for the assets of 2Alertme.

Net cash flows provided by financing activities for the nine months ended months ended September 30, 2001 was $114,270 compared to $1,538,563 for the same period in 2000, primarily resulting from the Company's ability to raise both debt and equity financing during both periods. In February 2001 the Company consummated the sale, in a private offering, of $86,000 principal amount of senior secured convertible debentures bearing interest at the rate of 10% per annum and convertible at $.08 per share. The new debentures mature February 1, 2002. Cash was used to finance current operations. In March 2000 the Company consummated the sale, in a private offering, of $1,560,000 principal amount of convertible subordinated debentures bearing interest at the rate of 6% per annum and convertible at $.80 per share.

Plan of Operation
-----------------
The Company expects to continue incurring operating losses during the next 12 months and is actively seeking merger candidates.

Recent Accounting Pronouncements
--------------------------------
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement is not expected to have material affect the financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement does not have a material affect on the financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement does not have a material affect on the financial statements.

In August 2001, tbe FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a material affect on the financial statements.

PART II -- OTHER INFORMATION

Item 1    Legal Proceedings
---------------------------------
None

Item 2    Changes in Securities
-------------------------------------
None

Item 3    Defaults Upon Senior Securities
------------------------------------------------
The Company is in default on the following notes: (1) $50,000 demand note plus accrued interest, (2) $133,000 convertible notes plus accrued interest, (3) $24,000 12% short term notes plus accrued interest, (4) $66,000 10% convertible debentures plus accrued interest, (5) $265,500 12-14% secured factoring notes plus accrued interest, and (6) $410,000 6% convertible subordinated debentures plus accrued interest.

Item 4    Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------------------
None

Item 5    Other Information
---------------------------------
None

Item 6    Exhibits and Reports on Form 8-K
----------------------------------------------------
None.

                                 Signature Page
                               ------------------

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPECTRAFAX CORP.
                                          /s/ Thomas J. Conwell
                                          ------------------------
                                          Thomas J. Conwell,
                                          CEO
                                          Dated: November 12, 2001