Form 10KSB
period 2001-12-31
SPECTRAFAX CORP
filed 2002-04-16
CIK 773937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 Or [ ] TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-24362

                                SPECTRAFAX CORP.
                 (Name of small business issuer in its charter)

STATE OF FLORIDA                                          59-2412164
----------------------------                           ----------------
(State of or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


1752 Windsor Road, Suite 206               Loves Park, IL               61111
---------------------------------------------------------              --------
(Address of principal executive offices)                               Zip Code

Registrant's telephone number, including area code:           (815) 637-7600


         501 Goodlette Road N. B206 Naples, Florida, 34102 941-643-5061
       -------------------------------------------------------- ---------

                      (Former Address and Telephone Number)



   Securities registered pursuant to Section 12(b) of the Exchange Act: None.
                                      -----
      Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, Par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $600,552.

Number of shares outstanding of the Issuer's Common Stock at $.0001 par value as of April 11, 2002 was 32,915,374.

The aggregate market value of the issuer's common stock held by non-affiliates was approximately $2,633,230 based on the average closing bid and ask price for the common stock on April 11, 2002.

CAUTIONARY STATEMENTS

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

                                TABLE OF CONTENTS

                                     Part I

 1.  Description of Business..........................................  3
 2.  Description of Property..........................................  7
 3.  Legal Proceedings................................................  7
 4.  Submission of Matters to a Vote of Security Holders..............  7


                                     Part II

 5.  Market for Common Equity and Related Stockholder Matters.........  8
 6.  Management's Discussion and Analysis or Plan of Operation........  8
 7.  Financial Statements.............................................  9
 8.  Changes In and Disagreements With Accountants on Accounting
     and Financial Disclosure......................................... 10

                                    Part III

 9.  Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act................ 10
10.  Executive Compensation........................................... 10
11.  Security Ownership of Certain Beneficial Owners and Management... 10
12.  Certain Relationships and Related Transactions................... 10
13.  Exhibits and Reports on Form 8-K................................. 10

Signatures............................................................ 11

                                     PART I
Item 1.  Description of Business.


History. SpectraFax was organized under the laws of the State of Florida on September 20, 1983. From inception to 1989 the Company was engaged in the research and development of fax systems. In 1989, the Company commenced the sale of fax systems to major corporations. However, in 1995, there was an industry change in the operating systems of computers from DOS (disk operating system) to NT (new technology). As a result, the Company had to re-engineer its products (1995-1997) to conform to the NT computer. In 1997 the Company commenced selling its new products. In 1998, the Company again had to re-engineer its products to become Y2K compliant. This was accomplished and in 1999, the Company began offering its Y2K compliant system.

Description of Business. SpectraFax's primary business was the manufacturing and marketing of high quality fax processing systems to large corporations and Government agencies. Customers, including IBM, Hewlett-Packard, Duracell, Bristol-Meyers, the U.S. Treasury Department, and the Executive Office of the President used SpectraFax's patented Fax Liaison(TM) system to deliver internal information to fax machine users worldwide. The Company's Fax Services consisted primarily of its Fax Information Dissemination Services (including Fax Broadcast and Fax-on-Demand Services. Although SpectraFax offers its Fax Services in over 20 countries, approximately 90% of the Company's revenues currently come from domestic sales.

On May 1, 2000, SpectraFax Corp. completed an asset purchase agreement with 2AlertMe.com, Inc. to purchase all of its assets, properties and goodwill. The Company's Internet product is an alert service program that has many applications, including stock alerts, airline flight cancel alerts, and cost saving telemarketing alerts. The product is a real time alert system that notifies a user upon the occurrence of a certain event. For example, an investor may want to be notified when his or her stock has reached a predetermined trading price/volume. This can be done by E-mail, fax, beeper or telephone call. An airline traveler may want to be notified if his flight is delayed or cancelled. The potential customer simply signs onto the Internet, www.2AlertMe.com, and selects the service and method by which he or she would like to be notified.

On June 1, 2001, SpectraFax entered into a lease agreement with DataCom, LLC, an Illinois limited liability company and a wholly-owned subsidiary of DFI Communications, Inc., an Illinois corporation, ("DataCom") pursuant to which DataCom leased substantially all of the operating assets of the Company and began managing the operations of the Company (the "Lease"), specifically the Company's business of manufacturing, marketing and selling fax processing systems and related services, effective May 31, 2001. The operating assets of the Company include substantially all of the Company's furniture, fixtures and equipment, inventory and accounts. As consideration for the Lease, DataCom is managing the operations of the Company for consideration of $300,000 cash. The cash proceeds received were used to pay operating expenses, which were primarily vendors and payroll, and satisfy old outstanding payables. The Lease also provides DataCom with an option to purchase the leased assets at the termination of the Lease for $100,000, subject to the negotiation of a mutually agreeable purchase agreement and approval of the Company's shareholders. The rental amount paid to the Company under the Lease and the purchase price for the leased assets under the option granted by the Lease were determined to be at fair market value by the Company's board of directors. The Lease and management agreement expired August 31, 2001, but were extended to December 31, 2001.

On December 4, 2001, the Company and DataCom entered into an Asset Agreement (the " Asset Agreement"), pursuant to which the Company sold all of the current assets owned by the Company and currently leased to the Buyer. The transaction constituted the sale of substantially all of the Company's assets, after which the Company would no longer be in the fax research, sales and development business. Subject to certain adjustments, DataCom paid $80,000 to or on behalf of the Company plus $300,000 previously received by the Company under the Lease Agreement between DataCom and the Company as described above. The cash proceeds to the Company from the sale of the assets were used to pay off up to $80,000 of indebtedness owed by Company to Fifth Third Bank. Following the consummation of the sale, the stockholders of the Company retained their equity interest in the Company and the sale did not result in any changes in the rights of the Company's stockholders. The Company did not distribute any of the net proceeds of the sale of the assets of the Company to its stockholders. After the sale, the Company does not have any material assets.

The Board of Directors signed a Letter of Agreement on June 28, 2001 to reorganize and merge with Energy Solutions Enterprises Inc., a Delaware Corporation, headquartered in Houston, Texas. The agreement was subject to a due diligence period of 14 days, and Shareholder approval. Three million five hundred thousand (3,500,000) shares were issued for consulting, advising and reorganization of businesses. The merger did not meet the Company's due diligence requirements and the agreement to merge with them has been terminated.

On March 12, 2002, at a Special Shareholders' meeting, the shareholders' voted to approve the merger of the Company with Tricomp, Inc. Upon completion of the merger, the merged entity plans to operate under the new name, Serefex Corporation ("Serefex"). Serefex will be comprised of two (2) divisions: (1) Enroll2College, a three-year old software firm whose market consists of institutional and educational computer interlocking software users and (2) Serefex Properties, a commercial real estate management company. See FORWARD LOOKING BUSINESS PLAN discussion below for an expanded analysis of the Company's future operations.

Going Concern. Note 2 to the financial statements of SpectraFax for the years ended December 31, 2001 and 2000 indicates a substantial doubt as to the ability of the Company to continue as a going concern. The Company sold substantially all of its assets in December of 2001 and recorded a loss from discontinued operations of $106,077 and $1,162,783. At December 31, 2001 the Company had a negative working capital of $1,617,272 and a negative shareholders equity of $2,047,272. Continued operations will depend on many factors, including the ability of the Company to raise additional working capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Competition." The Company recently completed a merger with Tricomp, Inc., which is discussed in detail below.

FORWARD LOOKING BUSINESS PLAN

As indicated in the 1999 and 2000 filings, the Company reported substantial doubts as to the ability of the Company to continue as a going concern. In June 2001, the Company entered into an agreement with DataCom to lease its assets, in anticipation of a future sale of the public entity. At that point in time, the Company substantially ceased current operations and became a lease holder with its associated income stream.

The Company was actively engaged in seeking a merger / acquisition partner and related discussions and activities throughout the balance of 2001. At this writing, the Company has announced and the shareholders have approved the merger and reorganization of the Company with Rockford, IL based Tricomp, Inc. The new company is known as Serefex Corporation (OTCBB: SRFX) and will have substantially different business operations than those previously associated with SpectraFax. The two key operations of Serefex will be registration software for educational institutions of higher learning and commercial real estate management.

Serefex Corporation provides numerous software applications for colleges and universities throughout the United States (previously sold through TriComp, Inc.). It is anticipated that Serefex will continue to build upon its successful sales and implementation of its core course enrollment program, "Enroll2College." To date, Serefex has successfully installed programs in universities in Colorado, Texas, Tennessee, Michigan, West Virginia, California, Oklahoma, Ohio, New York, Alabama, Massachusetts, Virginia and Pennsylvania. The Enroll2College is a patent-pending program that integrates a university's on-line and telephone-based course registration systems. Previous to its development, a collegiate student could register for courses over the internet or via a touch-tone telephone. As these systems were not dynamically linked, it was possible that either the internet system or the telephone system might erroneously show an opening for a class that had already been filled. Through the use of Enroll2College, students are provided with immediate and accurate notification of class accessibility and/or acceptance for each class they choose to register for. This service benefits universities via improved accuracy and student satisfaction. Additionally, it allows institutions to reallocate resources from administrative intervention. In addition to registration, the software allows students to drop courses via the internet or telephone. The Company anticipates that sales of the Enroll2College software program will contribute significantly to the Company's overall revenues and profitability going forward. Serefex Corporation intends to be the leading provider of integrated registration software for the educational market.

Serefex Properties is in the income generating commercial real estate business. To this end, Serefex Properties actively manages a variety of commercial office and retail properties in an around the northern Illinois' area. Recent MIA appraisals valued Serefex Properties over eleven million dollars. Serefex Properties intends to seek other similar income producing properties in order to add value and income for our shareholders. We anticipate that the acquisition and management of income producing properties (both office and retail space) will continue to be a significant source of revenues and operating profits.

Competition. The Company will be involved in intense competition with other business entities in this sector and unless an alternative sector in which the Company chooses to pursue a business opportunity is selected. Many of these competitors will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. The Company can provide no assurance that it will be successful in competing with other business entities in the same market sector.

Government Regulation. Should the Company pursue an alternative business opportunity it cannot anticipate the corresponding government regulations, if any, to which the Company may be subject until it has acquired an interest in an alternative business. The use of assets to conduct a business that the Company may acquire could subject itloffdf to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In certain circumstances, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation will make the acquisition of an interest in such business a higher risk.

Employees. As of December 31, 2001, the Company did not have any employees. Historically, the Company has had no difficulty in hiring additional employees, and it anticipates that it will be able to hire additional employees in the future as needed in connection with the economic recovery and the growth of its business. None of the Company's employees have ever been covered by collective bargaining agreements.

Reports to Security Holders. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company files all of its required information with the Commission. The public may read and copy any materials that are filed by the Company with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

Risk Factors. In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company's business and prospects. THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS.

Our Quarterly Operating Results Are Volatile and Difficult to Predict. Our quarterly operating results have varied in the past and will likely vary in the future due to the expansion of our business and recent merger.

Any Future Acquisitions May Dilute Our Equity and Adversely Effect Our Financial Position. Any future acquisition in which the consideration consists of stock or other securities may significantly dilute our equity.

Any Future Acquisitions Will Be Subject to a Number of Risks. Any future acquisitions will be, subject to a number of risks, including:

     o   the diversion of management time and resources;
     o the difficulty of assimilating the operations and personnel of the acquired companies;
     o   the potential disruption of our ongoing businesses;
     o the difficulty of incorporating acquired technology and rights into our products and services;
     o   unanticipated expenses related to technology integration;
     o difficulties in maintaining uniform standards, controls, procedures and policies;
     o the impairment of relationships with employees and customers as a result of any integration of new management personnel; and
     o   potential unknown liabilities associated with acquired businesses.

Our Stock Price Is Highly Volatile. Our stock price has fluctuated dramatically. There is a significant risk that the market price of the common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

     o   variations in our quarterly operating results;
     o announcements that our revenue or income are below analysts' expectations;

     o general economic slowdowns; o changes in market valuations of similar companies;
     o   sales of large blocks of our common stock;
     o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
     o fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of internationally based companies and consulting based

The Company May Require Additional Capital. In the future, the Company may need to raise additional funds through public or private financing. However, additional financing, if needed, may not be available on attractive terms, or at all. The inability to raise capital when needed could have a material adverse effect on SpectraFax's business, financial condition and operating results.

Item 2.  Description of Property.

The Company leases office space located at 501 Goodlette Road N B206, Naples, Florida, 34102 on a month-to-month basis at approximately $1,200 per month.

Item 3. Legal Proceedings.

The Company is involved from time to time in routine legal matters incidental to its business. Management believes that the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The Company's common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealer, Inc. under the symbol, "SRFX.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2001 and 2000 and the first quarter of 2002 are as follows:

                                                    High          Low
                                                   -------      -------
Fiscal 2000:
Quarter Ended March 31, 2000                       $2.375        $0.30
Quarter Ended June 30, 2000                         $2.00        $0.50
Quarter Ended September 30, 2000                    $0.72        $0.50
Quarter Ended December 31, 2000                     $0.85        $0.87
Fiscal 2001:
Quarter Ended March 31, 2001                        $0.37        $0.08
Quarter Ended June 30, 2001                         $0.16        $0.09
Quarter Ended September 30, 2001                    $0.13        $0.02
Quarter Ended December 31, 2001                     $0.20        $0.06
First Quarter of 2002 (through March 31)            $0.16        $0.04

As of April 11, 2002 there were approximately 333 record holders of the common stock. The Company has not paid any cash dividends on its Common Stock, and it currently intends to retain any future earnings to fund the development and growth of its business.


The Company has paid no dividends to date and does not anticipate paying any for the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.


This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation." Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2001 were $851,975 compared to $798,714 for the same period in 2000, which included common stock issued for services of $407,850 and $57,600, respectively.

Loss on Discontinued Operations. On December 4, 2001, the Company sold substantially all of its assets. The Company recorded a loss from discontinued operations of $106,077 (revenues:$600,552 and operating costs:$706,629) and $1,162,783 (revenues:$747,369 and operating costs:$1,910,152)for the years ended December 31, 2001 and 2000, respectively.

Income Taxes. No tax provision has been recorded to date due to the Company's cumulative losses generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company's cash balance was $415, negative working capital was $1,617,272, and negative stockholder's equity was $2,047,272.

The Company received $86,000 from the issuance of convertible notes during 2001 and repaid $12,200 in outstanding notes payable. Substantially all of the notes payable are currently in default. During 2001, the Company also received $300,000 for the lease of its assets, which was used to satisfy old outstanding vendor payables and payroll liabilities. Other working capital funds of $109,145 were loans from its President and CEO and repayments to the same were $67,135.

Issuance of Common Stock. For the year ended December 31, 2001, the Company issued 5,135,000 shares of common stock for services rendered and 18,000 shares to reduce a related party payable.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

PLAN OF OPERATION

 The Company's plan of operation for the coming year is to complete the merger and to introduce these products into the marketplace.

Should the Company's future operations be unsuccessful, it will seek to identify and acquire an alternative business opportunity. The Company will not limit its options to any particular industry and will evaluate each opportunity on its merits.

Item 7.  Financial Statements.

                                SPECTRAFAX CORP.
                          Index to Financial Statements


Independent auditors' report.............................................. F1
Balance sheet at December 31, 2001........................................ F2
Statements of operations for the years ended December 31, 2001 and 2000... F3 Statements of stockholders' equity for the years ended December 31, 2001 and 2000............................................................. F4
Statements of cash flows for years ended December 31, 2001 and 2000....... F5
Notes to the financial statements..................................... F6 - F13

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of SpectraFax Corp.

We have audited the accompanying balance sheets of SpectraFax Corp. as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the periods indicated in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring net losses, current liabilities exceed current assets, and substantially all of its notes payable are technically in default. The ability to meet its future financing requirements and the success of its future operations cannot be determined at this time. These factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Clancy and Co., P.L.L.C.

Clancy and Co., P.L.L.C.
Phoenix, Arizona

April 13, 2002

                                SPECTRAFAX CORP.
                                  BALANCE SHEET
                                DECEMBER 31, 2001
ASSETS                                                               2001
Current Assets
   Cash and cash equivalents                                      $         415
   Net assets of discontinued operations (Note 3)                       310,386
                                                                   ------------
Total Current Assets                                                    310,801
                                                                   ------------

Total Assets                                                      $      310,801
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Deposit on Lease/Asset Purchase Agreement (Note 3)             $     300,000
   Accounts payable                                                     361,453
   Notes payable (Note 5)                                               638,300
   Accrued interest (Note 4, 5)                                         311,244
   Due to related party (Note 4)                                        219,078
   Accrued liabilities                                                   97,998
                                                                   ------------
Total Current Liabilities                                             1,928,073

Long-Term Liabilities-Notes Payable (Note 5)                            430,000
                                                                   ------------

Total Liabilities                                                     2,358,073

Commitments and Contingencies (Note 3, 4, 5)

Stockholders' Equity
Preferred Stock:  $25.00 Par Value, Authorized:  200,000
   Shares of Series A Cumulative, Non Participating 12%,
   Issued and outstanding:  None                                              0
Common Stock: $0.0001 Par Value, Authorized Shares:  40,000,000;
   Issued and Outstanding:  26,426,374                                    2,642
Additional Paid In Capital                                           11,024,799
Less:  Treasury Stock, at cost, 4,000 shares outstanding                 (4,000)
Accumulated Deficit                                                 (13,070,713)
                                                                   ------------
Total Stockholders' Equity (A Deficit)                               (2,047,272)
                                                                   ------------
Total Liabilities and Stockholders' Equity                         $    310,801
                                                                   ============











The accompanying notes are an integral part of these financial statements

                                SPECTRAFAX CORP.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECMEBER 31, 2001 AND 2000

Year Ended December 31:                                             2001          2000
                                                                 ---------     -----------
General and administrative                                     $ (851,975)     $ (798,714)

Other income and expense
   Interest Income                                                       -          16,641
   Interest expense                                              (120,686)       (130,213)
                                                                 ---------       ---------

Net loss from continuing operations                              (972,662)       (912,286)

Loss from discontinued operations                                (106,077)     (1,162,783)
                                                                 ---------     -----------

Net loss available to common stockholders                     $(1,078,739)    $(2,075,069)
                                                                =========       =========

Basic and Diluted loss per share of common stock:
    Loss from continuing operations                             $   (0.04)      $   (0.04)
    Loss from discontinued operations                               (0.01)          (0.06)
                                                                    ------          ------
    Total                                                       $   (0.05)      $   (0.10)
                                                                    =====           ======

Basic and Diluted Weighted Average Common Shares Outstanding    23,467,289      20,611,379
                                                                ==========      ==========























The accompanying notes are an integral part of these financial statements

                                SPECTRAFAX CORP.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                          Additional
                                      Preferred    Common      Stock       Paid In     Treasury    Accumulated
                                        Stock      Shares     Amount       Capital       Stock       Deficit          Total
                                        -----   ---------    --------   -----------   ---------   -------------   ------------
Balance, December 31, 1999                  -   18,598,322   $  1,859   $ 8,682,825   $ (4,000)   $ (9,916,905)   $ (1,236,221)
Common stock issued for cash                -      262,741         26       152,374           -               -        152,400
Common stock issued for services            -      534,600         53       221,227                           -        221,280
Common stock issued in Asset Exchange
                                            -      200,000         20       199,980           -               -        200,000
Common stock issued for conversion
     of debt, including accrued
     interest                               -    1,835,831        184     1,478,410           -               -      1,478,594
Common stock issued for conversion
     of accounts payable                    -        7,880          1        12,699           -               -         12,700
Correction of prior years issuance          -        9,000          1           (1)           -               -              -
Compensation costs-stock options            -            -          -       100,513           -               -        100,513
Offering costs                              -            -          -     (233,280)           -               -       (233,280)
Net loss                                                                                            (2,075,069)     (2,075,069)
                                        -----   ---------    --------   -----------   ---------   -------------   ------------
                                            -            -          -             -           -
                                            -            -          -             -           -
Balance, December 31, 2000                  -   21,448,374      2,144    10,614,747     (4,000)    (11,991,974)     (1,379,083)
Common stock issued to reduce due to
     related party                          -       18,000          2         2,698           -               -          2,700
Common stock canceled                       -    (175,000)       (17)            17           -               -              -
Common stock issued for services
     rendered                               -    5,135,000        513       407,337           -               -        407,850
Net loss                                    -                       -                               (1,078,739)     (1,078,739)
                                        -----   ---------    --------   -----------   ---------   -------------   ------------
                                                         -                        -           -
Balance, December 31, 2001                  -   26,426,374    $ 2,642   $11,024,799   $ (4,000)   $(13,070,713)   $ (2,047,272)
                                        =====   =========    ========   ===========   =========   =============   ============

















The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
Year ended December 31:                                                       2001              2000
                                                                              ----              ----

Cash flows from operating activities
Net loss                                                                   $  (1,078,739)     $ (2,075,069)
Adjustments to reconcile net loss to net cash used in operating activities
     Common stock issued for services                                             407,850            57,600
     Compensation cost-stock options                                                    -           100,513
     Net assets of discontinued operations                                          3,496           519,372
Changes in assets and liabilities
    (Increase) Decrease in prepaid expenses and other assets                       20,683           (8,334)
    (Increase) Decrease in security deposits                                       11,258           (1,000)
     Increase (Decrease) in accounts payable                                       94,034            29,644
     Increase (Decrease) in accrued interest payable                               96,445            57,915
     Increase (Decrease) in accrued liabilities                                  (10,412)          (15,733)
                                                                           --------------     -------------
Total adjustments                                                                 623,354           739,977
                                                                           --------------     -------------
Net cash flows used in operating activities                                     (455,385)       (1,335,092)

Cash flows from investing activities
   Acquisition of property and equipment                                                -         (114,039)
   Deposit on Lease/Asset Purchase Agreement                                      300,000                 -
   Advances from officers                                                         109,145            90,000
   Repayments to officers                                                        (67,135)          (52,010)
   Purchase of 2Alertme assets                                                          -         (112,604)
                                                                           --------------     -------------
Net cash flows provided by (used in) investing activities                         342,010         (188,653)

Cash flows from financing activities
   Checks issued in excess of cash                                                      -          (14,031)
   Proceeds from the issuance of notes payable                                     86,000         1,615,000
   Repayments on notes payable                                                   (12,200)         (106,500)
   Repayments on notes payable, bank                                                    -          (13,534)
   Proceeds from the sale of common stock                                               -           152,400
   Offering costs                                                                       -          (69,600)
                                                                           --------------     -------------
Net cash flows provided by financing activities                                    73,800         1,563,735
                                                                           --------------     -------------

Increase (Decrease) in cash and cash Equivalents                                 (39,575)            39,990
Cash and cash equivalents, beginning of year                                       39,990                 0
                                                                           --------------     -------------
Cash and cash equivalents, end of year                                     $          415     $      39,990
                                                                           ==============     =============

Cash paid for:
   Interest                                                                   $    22,797       $    72,299
                                                                           ==============     =============
   Income taxes                                                                         -                 -


The accompanying notes are an integral part of these financial statements.

                                SPECTRAFAX CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

      NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and description of business.

SpectraFax Corp. ("the Company") was incorporated under the laws of the State of Florida on September 20, 1983, with an authorized capital of 20,000,000 shares of $0.0001 par value common stock and 200,000 shares of preferred Series A cumulative, nonparticipating 12% par value preferred stock at $25.00 per share. On May 23, 2000, the Company filed articles of amendment with the State of Florida to increase its authorized capital of $0.0001 par value common stock to 40,000,000 shares.

The Company recently completed a merger, subsequent to year-end, and its new business will be comprised of two (2) divisions: (1) Enroll2College, a three-year old software firm whose market consists of institutional and educational computer interlocking software users and (2) Serefex Properties, a commercial real estate management company. The Company's new name will be Serefex Corporation. Prior to the merger, the Company's principal business activities were fax-related services.

Summary of Significant Accounting Policies.

Accounting Method - The Company's financial statements are prepared in accordance with generally accepted accounting principles in the United States under the accrual method of accounting.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventory - Inventory is stated at the lower of cost (first-in, first-out) or market (net realizable value).

Property and Equipment - Expenditures that increase asset lives are capitalized at cost. Normal maintenance and repairs are expensed as incurred. The cost and accumulated depreciation of assets retired or disposed of are removed from the accounts and any resulting gain or loss is included in the statement of operations. Depreciation is reported on a straight-line basis over the estimated useful lives of the assets ranging from three to ten years. Included in loss from discontinued operations is depreciation expense of $62,116 and $85,580 for the years ended December 31, 2001 and 2000, respectively.

Fair Value of Financial Instruments - Certain of the Company's financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, and notes payable, the carrying amounts approximate fair value due to their short maturities.

Purchase Method - Acquisitions were accounted for using the purchase method of accounting, which allocates the excess of the total purchase price exceeding the sum of amounts assigned to assets and liabilities acquired, to intangible assets (goodwill).

Intangible Assets - Intangible assets represent goodwill, which is the excess cost of acquired assets over the fair values of their net tangible assets. Goodwill is being amortized over its estimated useful life of five years. Periodically, the Company evaluates whether the estimated useful life used to amortize an intangible asset is appropriate due to changing facts and circumstances resulting in increases or decreases in the asset's useful life, and records the change prospectively. Amortization expense included in discontinued operations during 2001 and 2000 was $62,184 and $46,638, respectively.

Revenue Recognition - Revenue from products is recognized when related products are shipped. Revenue from fax information dissemination services and transaction processing services (service bureau) is recognized upon completion of the transmission. Revenue from separately priced extended warranty and product maintenance contracts is deferred at the point of sale and recognized on a straight-line basis over the life of the contract. Related warranty expenses and obligations are not accrued, but booked in the period incurred. The warranties are for maintenance and parts. Maintenance represents approximately 97% of warranty costs. These costs are recorded in the period incurred, due to their insignificance. Losses from warranty obligations are not accrued because it has been the Company's experience that insignificant claims have arisen under the warranty obligations.

Cost Recognition - Cost of sales includes all direct material and labor costs and those indirect costs of bringing raw materials to sale condition. Selling, general and administrative costs are charged to operating expenses as incurred.

Long-Lived Assets - The Company records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Advertising Costs - Advertising costs are expensed as incurred. Total adverting costs expensed during 2001 and 2000 were approximately $64,886 and $15,355, respectively.

Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Earnings Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing net income applicable to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as stock options and convertible debt are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Capital Structure - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following additional pronouncements, none of which are expected to have a significant affect on the financial statements:

SFAS No.141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - GOING CONCERN

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

Management believes that actions presently being taken, such as the recent merger with a profitable company, provide it with financial resources and ability to meet its future financing requirements. The success of its future operations cannot be determined at this time. These factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - NET ASSETS OF DISCONTINUED OPERATIONS

The Company entered into a Lease Agreement dated effective May 31, 2001 with DataCom, LLC ("DataCom"), an Illinois limited liability company and a wholly-owned subsidiary of DFI Communications, Inc., an Illinois corporation, pursuant to which DataCom leased substantially all of the operating assets of the Company and began managing the operations of the Company, specifically the Company's business of manufacturing, marketing and selling fax processing systems and related services. The operating assets of the Company include substantially all of the Company's furniture, fixtures and equipment, inventory and accounts. As consideration for the Lease, DataCom managed the operations of the Company for consideration of $300,000 cash. The cash proceeds received were used to pay operating expenses, which were primarily vendors and payroll, and satisfy old outstanding payables. The Lease also provided DataCom with an option to purchase the leased assets at the termination of the Lease for $100,000, subject to the negotiation of a mutually agreeable purchase agreement and approval of the Company's shareholders. The rental amount paid to the Company under the Lease and the purchase price for the leased assets under the option granted by the Lease were determined to be at fair market value by the Company's board of directors. The Lease and management agreement expired August 31, 2001, but were extended to December 31, 2001.

Pursuant to an Asset Purchase Agreement dated December 4, 2001, DataCom exercised its option to purchase all of the assets and the assumption of certain specific operating liabilities. The agreement was subject to payments being made by the other party at specified dates and to Company shareholders' approval, which occurred on March 11, 2002.

Net assets classified as held for sale have and presented on the accompanying balance sheet as net assets of discontinued operations includes the following at December 31:

Inventory                                      $  26,434
Accounts receivable                               16,105
Fixed assets, net                                137,545
Goodwill, net                                    202,107
Bank note payable                                (71,805)
                                                 -------
Net assets of discontinued operations          $ 310,386
                                                 =======

Goodwill represents the excess of the total purchase price exceeding the sum of amounts assigned to assets and liabilities acquired for the acquisition of 2Alertme's assets, which was accounted for by the purchase method of accounting. Goodwill is amortized over its estimated useful life of five years. The assets were purchased on May 1, 2000. The purchase price was $125,000 cash, less the amount of cash purchased as an asset, or $12,396, the issuance of 200,000 shares of SpectraFax common stock at $0.70 per share, and an option to acquire 200,000 shares of SpectraFax common stock at $3.50 per share, expiring in ten years.

The estimated gain on disposal, together with the related assets and liabilities to be disposed, is as follows:

Sales proceeds                                 $ 380,000
Net assets of discontinued operations           (310,386)
                                                --------
Gain on disposal                               $  69,614
                                                ========

The results of the Company's discontinued fax-related services for the years ended December 31, 2001 and 2000 are as follows:
                                       2001                    2000
                                       ----                    ----
Revenue                           $   600,552             $   747,369
Operating costs                      (706,629)             (1,910,152)
                                     --------              ----------
Net loss                          $  (106,077)            $(1,162,783)
                                     ========              ==========

NOTE 4 - RELATED PARTIES

The President loans the Company funds whenever necessary and is paid with interest at 12%-14% per annum, due on demand. Total loans outstanding due the President at December 31, 2001 were $171,010. Accrued interest on all the related party loans at December 31, 2001 was $29,070.

LFX (LFX) Associates, Ltd., a related Company, is due $48,068 at December 31, 2001, which represents royalty payments due under an expired agreement that it had with the Company. The payable is reduced each year for payments made on behalf of LFX by the Company, such as accounting fees and filing fees.


NOTE 5 - NOTES PAYABLE

The following is a summary of Notes Payable at December 31, 2001:

(1) 15% Demand Note                                   $   50,000
(2) 12% Convertible Notes at $2.00 Per Share             133,000
(3) 12% Short Term Notes                                  24,000
(4) 10% Convertible Subordinated Debentures
      Due October 31, 1990 - Scheduled Redemption
      Subordinated to Other Senior Obligations            66,000
(5) 18% Secured Factoring Promissory Notes               259,300
(6) 14% Short Term Note                                   20,000
(7) 10% Convertible Subordinated Debenture                20,000
(8) 10% Convertible Subordinated Debenture                86,000
(9) 6% Convertible Subordinated Debentures               410,000
                                                       ---------
Total                                                  1,068,300
Less Current Portion                                     638,300
                                                       ---------
Long-term Portion                                     $  430,000
                                                       =========

(1) A demand note in the amount of $50,000 dated April 1995, with interest at 15 percent per annum. The note was renewed on May 3, 1996, and is currently in default. Accrued interest was $25,041 at December 31, 2001.

(2) The 12% convertible notes at $2.00 per share represent a series of notes from individuals dated from April 1990 through October 1993. The notes were for one year with interest payable annually. All of the notes are due in full. The notes carry a conversion, that on maturity, in lieu of receiving the stipulated principle and interest at maturity, the holder may elect to apply said principle and accrued interest as payment in full for the purchase of the Company's common stock at $2.00 per share.

During 2000, certain of these notes were converted to 182,500 shares of common stock at $1.00 per share, or $182,500, representing principle of $92,500 and interest of $90,000. During 2000, certain of these notes were converted to 35,556 shares of common stock at $0.54 per share, or $19,200, representing principal of $12,000 and interest of $7,200.

Accrued interest at December 31, 2001 was $114,794.

(3) The 12% short-term notes represent a series of notes from individuals dated December 1990 through March 1991. The notes are one year notes that rollover automatically. The holder has the option after one year to demand payment in full. Accrued interest at December 31, 2001 was $18,020.

(4) The 10% convertible subordinated debentures are a series of notes from individuals dated October 31, 1985 and had a maturity date of October 31, 1990. The notes are convertible at the rate of $2.00 per share of the Company's common stock. During 2000, certain debentures were converted to 38,400 shares of common stock at $1.00 per share, or $38,400, representing principle of $24,000 and interest of $14,400. Payments on the 10% convertible notes were $6,000 during 2000. Accrued interest at December 31, 2001 was $45,887.

(5) The 18% secured factoring promissory notes are a series of notes from individuals at various dates during the last three years. These notes are secured by U.S. government receivables. Payment of principle and interest is due in full to each individual upon payment of invoices under contract. During 2000, certain notes were converted to 20,000 shares of common stock at $1.00 per share, or $20,000, representing principle only, and certain notes were converted to 121,875 shares of common stock at $0.56 per share, or $68,494, representing principle of $85,000 and interest of $3,494. During 2001 and 2000, total payments were $12,200 and $100,500, respectively.

Accrued interest at December 31, 2001 was $23,762. All of the notes are due.

(6) Short term note dated December 29, 2000, for $20,000, bearing interest at 14% per annum, payable in quarterly payments. Note is due in six months. Accrued interest at December 31, 2001 was $2,823.

(7) 10% convertible subordinated debenture dated December 29, 2000, due December 29, 2005. Convertible into fully paid and nonassessable shares of common stock at $0.20 per share, exercisable anytime after six months from the date of the note. Accrued interest at December 31, 2001 was $2,017.

(8) 10% Convertible subordinated debentures dated in 2001 for one year. Convertible into fully paid and nonassessable shares of common stock at $0.08 per share, exercisable anytime. Accrued interest at December 31, 2001 was $8,600.

(9) The 6% convertible debentures raised during 2000 totaled $1,560,000, due in full March 2005. Debentures convertible into common stock were $1,150,000 during 2000. Accrued interest at December 31, 2001 was $41,230.

Future minimum maturities of long-term debt are as follows at December 31:

2002     $    638,300                       2005   $430,000

NOTE 6 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2001 and 2000 due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is primarily a result of net operating loss carryforwards with a full valuation allowance reserved.

A reconciliation of the tax rate (34%) and the effective rate of income tax expense for each of the years during the period ended December 31 follows:
                                                   2001            2000
                                                   ----            ----
Statutory Federal Income Tax Rate                (34.0%)         (34.0%)
Valuation Allowance                               34.0%           34.0%
                                                 -----           -----
Effective Income Tax Rate                          0.0%            0.0%

The Company has available net operating loss carryforwards of approximately $13,000,000 for tax purposes to offset future taxable income which begin to expire through 2021. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 7 - SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental noncash investing and financing activities as of December 31 are as follows:
                                                              2001           2000
                                                              ----           ----
Common Stock Issued for Services                           $ 407,850    $   221,280
Offering Costs                                                     -    $   163,680
Common Stock Issued for Accounts Payable, Related Party    $   2,700    $     2,700
Common Stock Issued for Accounts Payable                           -    $    10,000
Common Stock Issued for Conversion of Notes Payable,
    Including Accrued Interest                                     -    $ 1,478,594
Common Stock Issued as Partial Payment for 2Alertme Assets         -    $   200,000

NOTE 8 - COMMON STOCK

Stock for services:
------------------
(i) Issuance of 5,135,000 shares of common stock for services rendered as follows: 3,750,000 shares of common stock for financial, merger and business services rendered at $0.07 per share; 210,000 shares of common stock for legal services and accounting rendered at $0.06 per share; 1,000,000 shares at $0.11 per share for consulting services rendered; and 175,000 shares of common stock at $0.13 per share for general and administrative services rendered at $0.13 per share. The shares were issued at the fair market value on the date of issuance. (2001)
(ii) Issuance of 534,600 shares of common stock for services rendered as follows: 400,000 shares of common stock for consulting services rendered at $0.30 per share, or $120,000; 15,000 shares of common stock for consulting services at $0.35 per share, or $5,250; 40,000 shares of common stock for consulting services at $0.94 per share, or $37,600; 54,600 shares of common stock for consulting services at $0.80 per share, or $43,680; 10,000 shares of common stock for consulting services at $0.65 per share, or $6,500; and 15,000 shares of common stock for consulting services at $0.55 per share, or $8,250. (2000)

Accounts payable converted:
--------------------------
(i) 18,000 shares of common stock for accounting services rendered at $0.15 per share, or $2,700, issued at the value of the services rendered;
         (2001)
(ii) 2,880 shares of common stock for accounting services at $0.9375 per share, or $2,700; and 5,000 shares of common stock for legal services at $2.00 per share, or $10,000, issued at the value of the services rendered. (2000)

Notes payable converted: During 2000, the Company converted certain notes payable to common stock as follows: 1,437,500 shares of common stock for the 6% convertible subordinated debentures at $0.80 per share, or $1,150,000; converted to stock at $1.00 per share certain 10% and 12% convertible notes for $136,500; and converted to stock at $0.55 per share certain 10% and 12% notes for $77,000.

NOTE 9 - STOCK OPTIONS

During 2000, the Company granted 1,701,501 stock options to certain individuals as additional performance incentives to promote the success of the Company by providing the individuals with the opportunity to acquire common stock. The options are exercisable at anytime at prices ranging from $0.10 - $3.50 per share, with various expiry dates. The Company recorded compensation expense of $100,513 for options issued with exercise prices less than the fair market value of the stock on the date of grant. During 2001, 60,000 of these options expired.

During 2000, the Company also granted 1,750,000 options exercisable at $0.46 per share under the 2000 Stock Option Plan, exercisable at various dates per each individual agreement, and expiring in ten years. Forfeited options issued under the 2000 Stock Option Plan totaled 310,000 shares due to termination of employment. Options outstanding have been granted at prices, which are either equal to or above the market value of the stock on the date of grant and expire at various dates after the grant date.

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31, 2000:

         Net Loss                             Net Loss Per Share
            As reported......$1,078,739          As reported......$(0.05)
            Pro forma........$2,700,271          Pro forma........$(0.12)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for those options granted in 2000: dividend yield of 0%, expected volatility of 185%, risk-free interest rate of 5%, and expected lives of ten years.

Stock options outstanding and exercisable on December 31, 2001 are as follows:

                                                         Weighted
                                       Weighted          Average
      Range of          Shares         Average           Remaining
  Exercise Price         Under      Exercise Price       Contractual
     per Share          Option         per Share         Life in Years
  ------------         ---------    --------------      -------------
     Outstanding:
   $0.10-$0.80         1,841,500        $0.26               4.83
   $1.50 to $3.50      1,300,001        $0.76               2.87
                       ---------
                       3,081,501
  Exercisable:
   $0.10 to $0.80        676,500        $0.23                 --
   $1.50 to $3.50      1,300,001        $0.90                 --
                       ---------
                       2,621,501
                       =========

NOTE 10 - SUBSEQUENT EVENTS

Common stock issued - Subsequent to December 31, 2001, the Company issued an additional 10,975,000 shares of common stock primarily for services rendered.

Asset Purchase Agreement - As of the date of issuance of these financial statements, the Company's short-term bank obligation has been satisfied in full as agreed pursuant to the Asset Purchase Agreement dated December 4, 2001.

Merger - On March 11, 2002, at a Special Shareholders' meeting, the shareholders' voted to approve the merger of the Company with Tricomp, Inc. Upon completion of the merger, the merged entity plans to operate under the new name, Serefex Corporation ("Serefex"). Serefex will be comprised of two (2) divisions:
(1) Enroll2College, a three-year old software firm whose market consists of institutional and educational computer interlocking software users and (2) Serefex Properties, a commercial real estate management company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item is contained in the Company's Definitive Proxy Statement for Special Stockholders Meeting dated March 11, 2002, and is incorporated herein by reference.

Item 10.  Executive Compensation.

The information required by this Item is contained in the Company's Definitive Proxy Statement for its Special Stockholders Meeting dated March 11, 2002, and is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is contained in the Company's Definitive Proxy Statement for its Special Stockholders Meeting dated March 11, 2002, and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

The information required by this Item is contained in the Company's Definitive Proxy Statement for its Special Stockholders Meeting dated March 11, 2002, and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are included in the Index to Exhibits.

(b)      Reports on Form 8-K. The Company filed a report on Form 8-K under Item
         5. Other Events during the last quarter of the period covered by the Form 10-KSB as follows: November 26, 2001=to announce the signing of a Letter of Intent to reorganize and merge with Tricomp, Inc.


                                INDEX TO EXHIBITS


The following exhibits are filed as part of this report:

Exhibit
Number   Description
------   -----------
2.1 Asset Purchase Agreement between DataCom Leasing L.L.C. and SpectraFax Corp. dated December 4, 2001(1)
2.2 Share Exchange Agreement between Tricomp, Inc. and SpectraFax Corp. dated January 22, 2002. (1)
2.2 Asset Purchase Agreement dated as of May 1, 2000 with 2AlertMe, Inc. and SpectraFax Corp. (2)
3.1      Certificate of Incorporation, as amended. (2)
3.2      By Laws of the Company. (2)
----------

         (1) Incorporated by reference to the Company's Definitive Proxy Statement filed on February 20, 2002.
         (2) Incorporated by reference to the Company's Form 10-SB filed on March 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SPECTRAFAX CORP.
Date: April 15 , 2002                    By: /s/ THOMAS J. CONWELL
                                         Thomas J. Conwell
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ THOMAS J. CONWELL                    Director and CEO         April 15, 2002