Form 10QSB
period 2002-03-31
SPECTRAFAX CORP
filed 2002-05-20
CIK 773937

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______to ______.

                         Commission file number: 0-29747

                                SPECTRAFAX CORP.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

FLORIDA                                                               59-2412164
-------------                                                    ---------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                           1752 WINDSOR ROAD SUITE 206
                              LOVES PARK, IL 61111
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                  815-637-7600
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


       ------------------------------------------------------------------
      (Former Name, Address and Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act: Common stock, $0.0001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of April 10, 2002, there were 36,701,374 shares of common stock issued and outstanding.

                                   FORM 10-QSB
                               SEREFEX CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    BALANCE SHEET............................................3

                    STATEMENTS OF OPERATIONS.................................4

                    STATEMENTS OF CASH FLOWS.................................5

                    NOTES TO FINANCIAL STATEMENTS............................6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                    OPERATION................................................7

PART II. OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS........................................8

          ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS................8

          ITEM 3.   DEFAULT ON SENIOR SECURITIES.............................8

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......8

          ITEM 5.   OTHER INFORMATION........................................8

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................9

SIGNATURES .................................................................10

PART I.  FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ITEM 1.           FINANCIAL STATEMENTS

                               SEREFEX CORPORATION
                      (formerly known as SpectraFax Corp.)
                                  BALANCE SHEET
                           MARCH 31, 2002 (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                              $        121
                                                          ------------
Total Current Assets                                               121
                                                          ------------

Total Assets                                              $        121
                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued liabilities                 $  463,212
   Notes payable                                               638,300
   Accrued interest                                            338,173
   Due to related party                                        219,078
                                                          ------------
Total Current Liabilities                                    1,658,763

Long-Term Liabilities-Notes Payable                            430,000
                                                          ------------

Total Liabilities                                            2,088,763

Commitments and Contingencies

Stockholders' Equity
Preferred Stock:  $25.00 Par Value, Authorized:  200,000
Shares of
    Series A Cumulative, Non Participating 12%,
     Issued and outstanding:  None                                   0
Common Stock: $0.0001 Par Value, Authorized Shares:
40,000,000;
    Issued and Outstanding:  36,701,374                          3,670
Additional Paid In Capital                                  11,537,521
Less:  Treasury Stock, at cost, 4,000 shares outstanding       (4,000)
Accumulated Deficit                                       (13,625,833)
                                                          ------------
Total Stockholders' Equity (A Deficit)                     (2,088,642)
                                                          ------------
Total Liabilities and Stockholders' Equity                $       121
                                                          ============

                  See condensed notes to financial statements.

                               SEREFEX CORPORATION
                      (formerly known as SpectraFax Corp.)
                            STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (unaudited)
                                                                2002            2001
                                                                ----            ----
General and administrative                                     $ (517,805)     $ (151,768)

Interest expense                                                  (30,790)        (24,788)
                                                               -----------     -----------

Net loss from continuing operations                              (548,595)       (176,556)

Loss from discontinued operations                                  (6,525)       (198,406)
                                                               -----------     -----------

Net loss available to common stockholders                      $ (555,120)     $ (374,962)
                                                               ===========     ===========

Basic and Diluted loss per share of common stock:
    Loss from continuing operations                             $   (0.02)      $   (0.01)
    Loss from discontinued operations                                    -          (0.01)
                                                               -----------     -----------
    Total                                                       $   (0.02)      $   (0.02)
                                                               ===========     ===========

Basic and Diluted Weighted Average Common Shares Outstanding    35,283,596      18,744,316
                                                               ===========     ===========





                  See condensed notes to financial statements.

                               SEREFEX CORPORATION
                      (formerly known as SpectraFax Corp.)
                            STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (unaudited)
                                                                                         2002              2001
                                                                                         ----              ----

Cash flows from operating activities
Net loss                                                                               $   (555,120)      $  (374,962)
Adjustments to reconcile net loss to net cash used in operating activities
     Common stock issued for services                                                        513,750                 0
     Depreciation and Amortization                                                                 0            38,030
     Loss on sale of assets                                                                    6,525                 0
     Net assets of discontinued operations                                                         0            83,883
Changes in assets and liabilities
    (Increase) Decrease in prepaid expenses and other assets                                       0            19,403
     Increase (Decrease) in accounts payable and accrued liabilities                           3,761           119,205
     Increase (Decrease) in accrued interest payable                                          30,790             9,232
                                                                                       -------------      -------------
Total adjustments                                                                            554,826           269,753
                                                                                       -------------      -------------
Net cash flows used in operating activities                                                    (294)         (105,209)

Cash flows from investing activities                                                            -                 -
------------------------------------

Cash flows from financing activities
   Proceeds from the issuance of notes payable                                                     0            86,000
   Officer loans                                                                                   0          (10,000)
   Repayments on notes payable                                                                     0           (6,000)
                                                                                       -------------      -------------
Net cash flows provided by financing activities                                                    0            70,000

Increase (Decrease) in cash and cash Equivalents                                               (294)          (35,209)
Cash and cash equivalents, beginning of period                                                   415            39,990
                                                                                       -------------      -------------
Cash and cash equivalents, end of period                                               $         121      $      4,781
                                                                                       =============      ============

Cash paid for interest and income taxes:                                                  -                  -

Noncash activities:  Common stock issued for services                                    $   513,750     $           0
                                                                                       =============      ============


                  See condensed notes to financial statements.

                               SEREFEX CORORATION
                      (formerly known as SpectraFax Corp.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 2001 on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference to the Company's 2001 Annual Report on Form 10-KSB. Our results for the three months ended March 31, 2002 may not be indicative of our results for the twelve months ended December 31, 2002.

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

NOTE 3 - MERGER AND SALE OF ASSETS

On March 11, 2002, at a Special Shareholders' meeting, the shareholders' voted to approve the following:

MERGER - Merger of the Company with Tricomp, Inc. Upon completion of the merger, the merged entity plans to operate under the new name, Serefex Corporation ("Serefex"). Serefex will be comprised of two (2) divisions: (1) Enroll2College, a three-year old software firm whose market consists of institutional and educational computer interlocking software users and (2) Serefex Properties, a commercial real estate management company.

SALE OF ASSETS - The Company entered into a Lease Agreement dated effective May 31, 2001 with DataCom, LLC ("DataCom"), an Illinois limited liability company and a wholly-owned subsidiary of DFI Communications, Inc., an Illinois corporation, pursuant to which DataCom leased substantially all of the operating assets of the Company and began managing the operations of the Company, specifically the Company's business of manufacturing, marketing and selling fax processing systems and related services. The operating assets of the Company include substantially all of the Company's furniture, fixtures and equipment, inventory and accounts. As consideration for the Lease, DataCom managed the operations of the Company for consideration of $300,000 cash. The cash proceeds received were used to pay operating expenses, which were primarily vendors and payroll, and satisfy old outstanding payables. The Lease also provided DataCom with an option to purchase the leased assets at the termination of the Lease for $100,000, subject to the negotiation of a mutually agreeable purchase agreement and approval of the Company's shareholders. The rental amount paid to the Company under the Lease and the purchase price for the leased assets under the option granted by the Lease were determined to be at fair market value by the Company's board of directors. The Lease and management agreement expired August 31, 2001, but were extended to December 31, 2001.

Pursuant to an Asset Purchase Agreement dated December 4, 2001, DataCom exercised its option to purchase all of the assets and the assumption of certain specific operating liabilities. The agreement was subject to payments being made by the other party at specified dates and to Company shareholders' approval, which occurred on March 11, 2002.

Loss on sale of assets was computed as follows:

Inventory                                   $     26,434
Accounts receivable                               16,105
Fixed assets, net                                137,545
Goodwill, net                                    202,107
Bank note payable                                (75,666)
                                                 -------
Net assets of discontinued operations        $   306,525
                                                 =======

As of March 31, 2002, loss on sale of assets was $6,525.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements

The following discussion should be read in conjunction with Serefex Corporation ("we," "us," or the "Company") financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors, which affect its business, included in this section and elsewhere in this report.

Critical Accounting Policies And Estimates

Our discussion and analysis or plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the quarter ended March 31, 2002, the Company does not presently have any "critical accounting policies."

Nature of the Company's Present Operations and Plan of Operation

Throughout 2001, the Company was actively engaged in seeking a merger / acquisition partner and related discussions and activities. On March 11, 2002, the Company's shareholders approved the merger and reorganization of the Company with Rockford, IL based Tricomp, Inc. The new company is known as Serefex Corporation and will have substantially different business operations than those previously associated with SpectraFax. The results of operations for the quarter ended March 31, 2002 are those of SpectraFax only.

The two key operations of Serefex will be (1) registration software for educational institutions of higher learning and (2) commercial real estate management.

(1) Serefex Corporation provides numerous software applications for colleges and universities throughout the United States (previously sold through TriComp, Inc.). It is anticipated that Serefex will continue to build upon its successful sales and implementation of its core course enrollment program, "Enroll2College." To date, Serefex has successfully installed programs in universities in Colorado, Texas, Tennessee, Michigan, West Virginia, California, Oklahoma, Ohio, New York, Alabama, Massachusetts, Virginia and Pennsylvania. The Enroll2College is a patent-pending program that integrates a university's on-line and telephone-based course registration systems. Previous to its development, a collegiate student could register for courses over the internet or via a touch-tone telephone. As these systems were not dynamically linked, it was possible that either the internet system or the telephone system might erroneously show an opening for a class that had already been filled. Through the use of Enroll2College, students are provided with immediate and accurate notification of class accessibility and/or acceptance for each class they choose to register for. This service benefits universities via improved accuracy and student satisfaction. Additionally, it allows institutions to reallocate resources from administrative intervention. In addition to registration, the software allows students to drop courses via the internet or telephone. The Company anticipates that sales of the Enroll2College software program will contribute significantly to the Company's overall revenues and profitability going forward. Serefex Corporation intends to be the leading provider of integrated registration software for the educational market.

(2) Serefex Properties is in the income generating commercial real estate business. To this end, Serefex Properties actively manages a variety of commercial office and retail properties in an around the northern Illinois' area. Recent MIA appraisals valued Serefex Properties over eleven million dollars. Serefex Properties intends to seek other similar income producing properties in order to add value and income for our shareholders. We anticipate that the acquisition and management of income producing properties (both office and retail space) will continue to be a significant source of revenues and operating profits.

Liquidity and Capital Resources. As of March 31, 2002, the Company's current liabilities exceeded its current assets by approximately $1,600,000 and its accumulated deficit is approximately $2,000,000. Substantially all of the Company's liabilities are past due and its notes payable in default. To satisfy its past due obligations, the Company is currently in negotiations with its note holders to convert the balances to equity. As of the date of this filing, the Company has successfully converted approximately $1,000,000 in notes payable to equity. The shares have not been issued yet. The Company has also undergone a debt reduction strategy of offering a certain percentage of dollar on its other past due obligations to satisfy these liabilities. To date, the Company has successfully settled approximately $300,000 of these past due obligations.

Management believes that actions presently being taken, such as the recent merger with a profitable company provide it with the financial resources and ability to meet its future financing requirements. The success of its future operations cannot be determined at this time. These factors raise substantial doubt about its ability to continue as a going concern.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any such claims or proceedings, which if decided adversely to the Company, would likely either individually or in the aggregate, have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company is in default on the following notes: (1) $50,000 demand note plus $26,890 accrued interest, (2) $133,000 convertible notes plus $100,135 accrued interest, (3) 12% $24,000 short term notes plus $18,730 accrued interest, (4) $66,000 10% convertible debentures plus $47,515 accrued interest, (5) $259,300 12-14% secured factoring notes plus $33,199 accrued interest, (6) 14% $20,000 short term note plus accrued interest of $3,514, and (7) 10% $106,000 convertible subordinated debentures plus $13,230 accrued interest.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

The following matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2002:

On March 11, 2002, at a special shareholders meeting, the shareholders voted on and approved (1) the Asset Purchase Agreement dated as of December 4, 2001 between the Company and Datacom Leasing LLC, (2) the merger between SpectraFax Corp. and Tricomp, Inc. per Share Exchange Agreement dated January 22, 2002, (3) the election of directors, and (4) the reincorporation of the Company from Delaware, including the authorization of 300,000,000 shares of common stock.

ITEM 5.   OTHER INFORMATION

NONE.

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are included in the Index to Exhibits.

     (b) Reports on Form 8-K. - The company filed the following reports on Form 8-K during the quarter ended March 31, 2002:

                  1. On January 18, 2002, the Company filed under Item 5 to announce the signing of the definitive agreement to merge with Tricomp, Inc.
                  2. On February 6, 2002, the Company filed under Item 5 to announce the signing of a $1.3M University contract.
                  3. On March 11, 2002, the Company filed under Item 5 to announce the completion of the merger and asset sale approval by the shareholders.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                SPECTRAFAX CORP.
                            n/k/a SEREFEX CORPORATION


Date:  May 20, 2002                      By:  /S/ DAVE MCKINNEY
                                              --------------------------------
                                              Name:  Dave McKinney
                                              Title:  President





                                INDEX TO EXHIBITS

The following exhibits are filed as part of this report:

Exhibit
Number      Description
-------     ------------
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