Form 10QSB
period 2002-06-30
SPECTRAFAX CORP
filed 2002-08-20
CIK 773937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______to
             ______.

                         Commission file number: 0-29747

                               SEREFEX CORPORATION (Formally SpectraFax Corp.) (Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                                          59-2412164
-------------                                                    ---------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                           645 Penobscot Building, Suite #1300
                              Detroit, Michigan 48226
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 313-237-8743
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

          SpectraFax Corporation, 501 Goodlette Rd., North, Suite B206
                              Naples, Florida 34102
       ------------------------------------------------------------------
      (Former Name, Address and Fiscal Year, if Changed Since Last Report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 5, 2002, there were 57,897,943 shares of common stock issued and outstanding

                                   FORM 10-QSB
                               SEREFEX CORPORATION


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

                    BALANCE SHEET............................................3

                    STATEMENTS OF OPERATIONS.................................4

                    STATEMENTS OF CASH FLOWS.................................5

                    NOTES TO FINANCIAL STATEMENTS............................6

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
                    OPERATION................................................9

PART II. OTHER INFORMATION

          ITEM 1.   LEGAL PROCEEDINGS.......................................11
          ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...............12
          ITEM 3.   DEFAULT ON SENIOR SECURITIES............................12
          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....12

          ITEM 5.   OTHER INFORMATION.......................................12

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................13

SIGNATURES .................................................................14

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

ITEM 1. FINANCIAL STATEMENTS

                               SEREFEX CORPORATION
                      (Formerly known as SPECTRAFAX CORP.)

                             UNAUDITED BALANCE SHEET
                                  JUNE 30, 2002
ASSETS
Current assets
   Cash and cash equivalents                                                $      240
   Due from stockholder                                                         38,204
                                                                             ---------
Total current assets                                                            38,444

Total Assets                                                                $   38,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Due to Datacom Leasing L.L.C. (Note 5)                                   $   34,100
   Accounts payable                                                            339,626
   Notes payable                                                               356,300
   Accrued interest                                                            155,577
   Due to stockholder                                                          200,080
   Due to related party - Laserfax Associates, Ltd.                             48,068
   Accrued liabilities                                                         121,504
Total current liabilities                                                    1,255,255

Total Liabilities

Commitments and Contingencies (Note 5)                                               -

Stockholders' Equity
Common stock: $0.0001 par value, 300,000,000 authorized shares; issued and
   outstanding, 45,099,291                                                       4,510
Additional paid in capital                                                  12,429,088
Less:  treasury stock, at cost, 4,000 shares outstanding                        (4,000)
Accumulated deficit                                                        (13,646,409)
Total stockholders' deficit                                                 (1,216,811)
Total Liabilities and Stockholders' Equity                                  $   38,444

                  See condensed notes to financial statements.

                               SEREFEX CORPORATION
                      (Formerly known as SPECTRAFAX CORP.)

                       UNAUDITED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                   Three months     Three months       Six months        Six months
                                                      Ended             Ended             Ended             Ended
                                                  June 30, 2002     June 30. 2001     June 30, 2002     June 30, 2001
                                                 ----------------   ---------------   ---------------   ----------------
General and administrative                            $   (6,712)      $  (380,997)      $  (524,518)      $  (532,764)

Other income and expense
   Interest expense                                      (13,865)          (33,995)          (44,655)          (58,784)


Net loss from continuing operations                      (20,577)         (414,992)         (569,173)         (591,548)

Income (loss) from discontinued operations                      -            40,472           (6,524)         (157,934)
                                                 ----------------   ---------------   ---------------   ----------------

Net loss                                              $  (20,577)      $  (374,520)      $  (575,697)      $  (749,482)
                                                 ----------------   ---------------   ---------------   ----------------
Basic and diluted loss per share of common stock:
    Loss from continuing operations                     -               $    (0.02)       $    (0.01)       $    (0.03)
    Loss from discontinued operations                   -                 -                 -                         -
                                                 ----------------   ---------------   ---------------   ----------------
    Total                                               -               $    (0.02)       $    (0.01)       $    (0.03)
                                                 ================   ===============   ===============   ================

Basic and diluted weighted average common
shares outstanding                                     37,873,277        22,652,050        40,644,217        22,050,207
                                                 ================   ===============   ===============   ================


















                   See condensed notes to financial statements

                               SEREFEX CORPORATION
                      (Formerly known as SPECTRAFAX CORP.)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Six months ended:                                                                       2002            2001
                                                                                        ----            ----
Cash flows from operating activities
------------------------------------
Net loss                                                                               $ (575,697)    $ (749,482)
Adjustments to reconcile net loss to net cash used in operating activities
     Common stock issued for services                                                      502,750        210,000
     Depreciation and amortization                                                               -         76,220
     Net assets of discontinued operations                                                   6,524              -
Changes in assets and liabilities
    (Increase) Decrease in accounts receivable                                                   -        135,256
    (Increase) Decrease in prepaid expenses and deposits                                         -         32,534
     Increase (Decrease) in accounts payable                                                 2,189       (84,297)
     Increase (Decrease) in accrued interest payable                                        40,794         31,116
     Increase (Decrease) in accrued liabilities                                             61,469         21,584
     Increase (Decrease) in customer deposits                                                    -       (31,275)
                                                                                        -----------   -----------
Total adjustments                                                                          613,726        391,138
                                                                                        -----------   -----------
Net cash flows used in operating activities                                                 38,029      (358,344)

Cash flows from investing activities
   Deposit on Lease/Asset Purchase Agreement                                                     -        300,000
                                                                                        -----------   -----------
Net cash flows provided by (used in) investing activities                                        -        300,000

Cash flows from financing activities
   Proceeds from the issuance of notes payable                                                   -         86,000
   Repayments to officers                                                                        -       (17,500)
   Advances to stockholder                                                                (38,204)              -
   Repayments on notes payable                                                                   -        (6,000)
   Repayments on notes payable, bank                                                             -       (25,018)
                                                                                        -----------   -----------
Net cash flows provided by financing activities                                           (38,204)         37,482

Increase (Decrease) in cash and cash equivalents                                             (175)       (20,862)
Cash and cash equivalents, beginning of period                                                 415         39,990
                                                                                        -----------   -----------
Cash and cash equivalents, end of period                                                  $    240     $   19,128
                                                                                        ===========   ===========
Cash paid for interest and income taxes                                                  -               -

Supplemental noncash investing and financing activities:
   Common stock issued for services                                                     $  502,750     $  210,000
                                                                                        ===========   ===========
   Common stock issued for notes payable, including accrued interest                    $  879,391       -
                                                                                        ===========   ===========
   Common stock issued for accounts payable                                             $   24,016       -
                                                                                        ===========   ===========

                  See condensed notes to financial statements.

                               SEREFEX CORPORATION
                      (Formerly known as SPECTRAFAX CORP.)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 2001 on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's 2001 Annual Report on Form 10-KSB.

NOTE 2 - ORGANIZATION AND MERGER
--------------------------------
Organization. On August 2, 2002, Serefex Corporation ("Serefex") filed in the State of Florida, Articles and Plan of Agreement of Merger of SpectraFax Corp. ("SpectraFax"), a Florida corporation, and Serefex, a Delaware Corporation. Serefex was newly formed entity incorporated on March 6, 2002 in the State of Delaware with an authorized capital of 300,000,000 shares of $0.0001 par value common stock. On April 26, 2002, Serefex and SpectraFax filed the same articles of merger in the state of Delaware. Serefex is the surviving entity for legal purposes.

Merger. On June 7th, 2002, the Board of Directors voted to terminate the merger with Tricomp, Inc. based on numerous misrepresentations by Tricomp's management.

NOTE 3 - COMMON STOCK
---------------------
To improve its financial condition, the Company entered into agreements during the six months ended June 30, 2002, to issue 18,688,308 shares of common stock as it aggressively pursued reducing its outstanding liabilities through the conversion of payables to equity. The transfer agent as of July 10, 2002 has issued all of the shares. See Note #5 below.

Prior to offering the existing debt holders the opportunity to receive common stock in lieu of repayment of debt, including both notes payable, accrued interest, and accounts payable, the Company had approximately $2,100,000 in total liabilities. As disclosed in items (c) through (f) below, the Company converted $903,409 of debt to equity, leaving the Company with approximately $1,200,000 in total liabilities at June 30, 2002.

Some conversion agreements included three-year options to purchase shares of common stock of the Company. The options are exercisable at $0.10 per share. Total options granted under these agreements were 3,086,891.

The following is a summary of the stock activity for the six months ended June 30, 2002:

(a) 9,575,000 shares for services rendered at $0.05 per share, or $478,750 (see note 5);
(b) 300,000 shares for services rendered at $0.08 per share, or $24,000 (see note 5);
(c) 96,075 shares for conversion of accounts payable at $0.25 per share, or $24,018;
(d) 2,235,340 shares for conversion of notes payable and accrued interest at $0.10 per share, or $223,534;
(e) 5,674,213 shares for conversion of notes payable and accrued interest at $0.08 per share, or $453,937;
(f) 807,680 shares for conversion of notes payable and accrued interest at $0.25 per share, or $201,920.


NOTE 4 - GOING CONCERN
----------------------
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred significant recurring net losses since inception, current liabilities exceed current assets, and substantially all of its notes payable are technically in default. It is the Company's belief that it will continue to require additional funds to be obtained from private or public equity investments, and possible future collaborative agreements to become a viable entity. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

Management has implemented, or developed plans to implement, a number of actions to address these conditions including the recent debt restructuring which will provide it with financial resources and ability to meet its future financing requirements. The success of its future operations cannot be determined at this time. These factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans include obtaining working capital funds by seeking additional funding from shareholders, debt financing, and private placements of its common stock to meet such needs. The Company relies on its shareholders to fund working capital to meet operating needs. Therefore, for at least the next twelve months the Company has viable plans to continue as a going concern. Additional funding will be necessary for the Company's development plans. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results from operations.

The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The continuation of the Company as a going concern is dependent upon the success of the Company in obtaining additional funding or the success of its future operations. The Company's ability to achieve these objectives cannot be determined at this time. The accompanying financial statements should not be regarded as typical for normal operating periods.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
Due to DataCom, LLC - As of June 30, 2002, the Company received $34,100 by an ACH wire transfer to its bank account from the United States Department of Treasury. Management is currently investigating the transaction and believes it to possibly be monies from a former customer of SpectraFax, representing warranty revenue, and inadvertently received by the company after DataCom LLC purchased all of the assets of SpectraFax's business pursuant to an Asset Purchase Agreement dated December 4, 2001. It is the Company's intent to investigate this transaction with the help of Datacom LLC.

Common stock -

            (a) During the first quarter of 2002, the former President of the Company authorized the issuance of 9,875,000 shares of unrestricted common stock to certain parties for services rendered. The shares were valued at the fair market value on the date of issuance using quoted market prices. The shares were not registered with the Securities and Exchange Commission and were issued without a restricted legend. The current president and directors of the Company are reviewing and evaluating the substance of those transactions because they believe some of the share issuances are without merit. The accompanying financial statements for the six months ended June 30, 2002, include a charge to operations of $502,750 representing the value of the shares issued based on quoted market prices on the date of issuance. At this time, however, no estimate can be made of the amount, if any, of ultimate recovery by the Company based on the actions of the prior officer.

         (b) During the six months ended 2002, the Company entered into agreements to issue 18,688,308 shares of common stock as it aggressively pursued reducing its outstanding liabilities through the conversion of payables to equity. See Note #3, above. Some of the conversions listed in items (d) - (f) of Note #3 were issued in conjunction with the proposed merger between the Company and Tricomp, Inc. In view of the fact that the merger between the Company and Tricomp, Inc. was terminated, the Company may be liable to a certain number of these debt holders.

Lawsuits - The Company has been named in the following lawsuits:

    o On April 11, 2002, William Nelson, as trustee, filed a complaint in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County against the company and its then president, Thomas J. Conwell. The plaintiff is seeking damages based on the non-payment of a promissory note in the amount of $62,000.00. The company had reached a settlement agreement whereby 336,842 shares of the company's common stock were to be issued to the plaintiff. The certificates were lost or stolen and delivery did not take place. In August, the plaintiff moved the court for a default judgment against the defendants. The company is seeking to enforce the settlement agreement. This amount has been provided for in the financial statements.

    o On April 10, 2002, Joy Bell filed a complaint in the District Court, Clark County, Nevada against the company and its then president, Thomas
         J. Conwell. The plaintiff is alleging breach of an agreement whereby Mr. Conwell agreed to give the plaintiff 100,000 shares of the company's common stock. A court date is scheduled for November 2002. No amount has been provided for in these financial statements.

    o On June 26, 2002, the US Bank, N.A. filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit County of Winnebago, State of Illinois against the company and others. The plaintiff alleges that certain defendants wrote checks out of the corporate account without having sufficient funds to cover such checks. The corporation is in the process of responding to the claim. The amount involved is approximately $75,000 plus court costs. No amount has been provided for in these financial statements.

    o On September 14, 2001, Peter Sulick filed a complaint in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County against the company. The plaintiff subsequently agreed to a judgment in their favor providing that "SpectraFax will not sell, dispose of or transfer substantially all of its assets or merge with any entity until after: (a) the principal of and interest on the note is paid in full in cash, together with plaintiff's attorneys fees, or (b) the note is purchased, without recourse or warranty, by a third party at a mutually acceptable purchase price, and otherwise pursuant to the terms that are satisfactory to plaintiff." On July 2, 2002, the Court entered a judgment against the company, finding that the Defendant through it's CEO did in fact violate the terms of both the promissory note and the agreed upon stipulation with the court. The judgment awarded plaintiff was for $57,000 plus yet to be determined legal costs. Management is reviewing with council its legal options for offsetting some or all of its responsibility to other interested and related parties to the transaction. Approximately $58,000 has been provided for in these financial statements.

NOTE 6 - EARNINGS (LOSS) PER SHARE
----------------------------------
Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic loss per share, such as options and warrants, are not included in the computation of diluted loss per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

Common stock issued. Subsequent to the quarter end, the Company issued an additional 12,798,653 shares of common stock to raise capital, reduce debt and to compensate consultants for services rendered, increasing the total outstanding shares to 57,897,943 as of August 5, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION OF PLAN OF OPERATION

Caution Concerning Forward-Looking Statements

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

Critical Accounting Policies And Estimates

Our discussion and analysis or plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the quarter ended June 30, 2002, the Company does not presently have any "critical accounting policies."

Recent accounting pronouncements.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities initiated after December 31, 2002. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The implementation of this FASB will not have a significant effect on the Company's financial statements.

Nature of the Company's Present Operations and Plan of Operation

Liquidity and Capital Resources. To improve its financial condition, the Company entered into agreements during the six months ended June 30, 2002, to issue 18,688,308 shares of common stock as it aggressively pursued reducing its outstanding liabilities through the conversion of payables to equity. The transfer agent as of July 10, 2002 has issued all of the shares.

Prior to offering the existing debt holders had the opportunity to receive common stock in lieu of repayment of debt, including both notes payable, accrued interest, and accounts payable, the Company had approximately $2,100,000 in total liabilities. The Company successfully converted $903,409 of debt to equity, leaving the Company with approximately $1,200,000 in total liabilities at June 30, 2002.

Substantially all of the Company's liabilities are past due and its notes payable in default. To satisfy its past due obligations, the Company is currently in negotiations with its debt holders to convert the balances to equity.

The officers and directors of the Company are actively engaged in reducing it's liabilities and seeking a merger / acquisition partner and related discussions and activities. The board of directors of the Company considers such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that a sale or merger of the Company is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction. On June 7th, 2002, the Board of Directors voted to terminate the merger with Tricomp, Inc. based on numerous misrepresentations by Tricomp's management.

Management believes that actions presently being taken, such as the recent debt restructuring, will provide it with the financial position, resources and ability to meet its future financing requirements. In order to satisfy its cash needs over the next twelve months, the Company plans to fund its operations from cash in the bank and also plans to raise additional financing from third parties. The Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to find a suitable merger candidate so that it can operate its business profitably in the future, recruit and train qualified management, technical and sales personnel, and the Company's ability to compete against other, better-capitalized corporations.

The Company may raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. In doing so, the Company may seek access to the private or public equity, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Our common stock is currently traded on the over-the-counter market on an electronic bulletin board.

The Company does not expect to purchase any significant equipment, hire any additional employees, or incur research and development expenses.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, from time to time, may be involved in various claims and legal proceedings arising in the ordinary course of its business. The Company is currently a party to 3 separate legal suits, which if decided adversely to the Company, would likely either individually or in the aggregate, have a material adverse effect on the Company's business, financial condition or results of operations.

Suit #1
-------
On April 11, 2002, William Nelson, as trustee, filed a complaint in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County against the company and its then president, Thomas J. Conwell. The plaintiff is seeking damages based on the non-payment of a promissory note in the amount of $62,000. The company had reached a settlement agreement whereby 336,842 shares of the company's common stock were to be issued to the plaintiff. The certificates were lost or stolen and delivery did not take place. In August, the plaintiff moved the court for a default judgment against the defendants. The company is seeking to enforce the settlement agreement.

Suit#2
------
On April 10, 2002, Joy Bell filed a complaint in the District Court, Clark County, Nevada against the company and its then president, Thomas J. Conwell. The plaintiff is alleging breach of an agreement whereby Mr. Conwell agreed to give the plaintiff 100,000 shares of the company's common stock. A court date is scheduled for November 2002.

Suit #3
-------
On June 26, 2002, the US Bank, N.A. filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit County of Winnebago, State of Illinois against the company and others. The plaintiff alleges that certain defendants wrote checks out of the corporate account without having sufficient funds to cover such checks. The corporation is in the process of responding to the claim. The amount involved is approximately $75,000 plus court costs.

Judgment Awarded
----------------
On September 14, 2001, Peter Sulick filed a complaint in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County against the company. The plaintiff subsequently agreed to a judgment in their favor providing that "SpectraFax will not sell, dispose of or transfer substantially all of its assets or merge with any entity until after: (a) the principal of and interest on the note is paid in full in cash, together with plaintiff's attorneys fees, or (b) the note is purchased, without recourse or warranty, by a third party at a mutually acceptable purchase price, and otherwise pursuant to the terms that are satisfactory to plaintiff." On July 2, 2002, the Court entered a judgment against the company, finding that the Defendant through it's CEO did in fact violate the terms of both the promissory note and the agreed upon stipulation with the court. The judgment awarded plaintiff was for $57,000 plus yet to be determined legal costs. Management is reviewing with council its legal options for offsetting some or all of its responsibility to other interested and related parties to the transaction.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2002, the Company entered into agreements to issue the following securities: o 96,075 shares issued to one person for conversion of accounts payable at $0.25 per share, or $24,018 o 2,235,340 shares issued to one person for conversion of notes payable and accrued interest at $0.10 per share, or $223,534 o 5,674,213 shares issued to 8 persons for conversion of notes payable and accrued interest at $0.08 per share, or $453,937; o 807,680 shares issued to 9 persons for conversion of notes payable and accrued interest at $0.25 per share, or $201,920.

The Company relied upon the exemptions from registration provided by Sections 4(2) or 3(b) of the Securities Act of 1933, as amended. No underwriting or other commissions were paid in connection with the issuance of these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on the following notes: (1) $123,000 convertible notes plus $102,319 accrued interest, (2) 12% $24,000 short term notes plus $19,448 accrued interest, (3) $119,300 12-14% secured factoring notes plus $19,110 accrued interest, (4) 14% $20,000 short term note plus accrued interest of $4,212, and (5) 10% $70,000 convertible subordinated debentures plus $10,488 accrued interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

Other Information. As indicated in the company's Form 8-k Report filed under
Item 5 on June 17, 2002, the company terminated its share exchange agreement with Tricomp, Inc. and relocated it's corporate offices to:

645 Penobscot Building, Suite #1300
Detroit, MI 48226

In addition, management was changed so that the following constitutes the company's officers and directors:

Officers:

Brian S. Dunn, President, Secretary. Mr. Dunn has founded numerous companies consisting in both the real estate and securities industries. Mr. Dunn has extensive experience in finance, corporate structure, corporate securities, venture capital and both Human and Public relations. Mr. Dunn holds a BA Degree from Michigan State University.

Todd Bartlett, Treasurer. Mr. Bartlett was CEO and Founder of Bartlett Capital Partners, Ltd. now titled Sierra Holdings, Ltd., a CFO consulting service specializing in business and strategic planning services, SEC reporting, mergers and acquisitions, start-up organization, business and financial modeling, forecasting, and turnaround consulting. Mr. Bartlett also possesses a tremendous amount of expertise in forensic and investigative accounting.

Directors:
----------
Terry Monahan
Douglas Hannah

Mr. Terrence P. Monahan has accepted a board seat. Mr. Monahan, is currently the President of Logistic Software North America, a Michigan based Enterprise level software publisher for Distribution and manufacturing organizations. Mr. Monahan previously was President of FCE Inc., a leading technology provider to mid-range financial institutions and remains as a major shareholder and Director. He also has served as Vice President of DCM, a distributor of hardware and software products to the financial industry. Mr. Monahan has overseen sales and operations during his career and has extensive experience in securing venture capital. He possesses a BA Degree from Michigan State University.

Mr. Douglas J. Hannah is the President of Tri-Star Properties, Inc. a Florida based real estate investment and advisory firm. Mr. Hannah's firm advises a wide array of clients on mostly institutionally grade real estate investments. Mr. Hannah also has a background in venture capital private equity placement. He served on the Board and was a major shareholder of Ed-Vantage Software, Inc. (bought in July 2000, by Riverdeep Interactive Learning, Nasdaq:RVDP). In 2000, Mr. Hannah became the Executive Director of Business Development for a technology company based in San Francisco, in which he was a seed investor. His Responsibilities included initiating, negotiating and maintaining corporate and strategic relationships in the areas of software, core technology, delivery applications, and web-based content. Additionally, licensing their technology and establishing contractual responsibilities, analyzing and assessing the financial implications of licensing the technology and the firms services. Mr. Hannah possesses a B.S. in Business Administration with a major in Finance at the University of South Florida

Item 6. Exhibits and Reports on Form 8-K

Exhibits.  None
Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter ended June 30, 2002:

1. On April 2, 2002, the Company filed under Item 5 to announce the completion of the merger with Tricomp, Inc.

2. On April 4, 2002, the Company filed under Item 5 to announce the closing of the share exchange agreement between SpectraFax and Tricomp, Inc.

3. On April 15, 2002, the Company filed under Item 5 to announce the closing of the share exchange agreement between SpectraFax and Tricomp, Inc.

4. On April 24, 2002, the Company filed under Item 5 to announce the closing of the share exchange agreement between SpectraFax and Tricomp, Inc.

5. On April 29, 2002, the Company filed under Item 5 to announce the closing of the share exchange agreement between SpectraFax and Tricomp, Inc.

6. On June 5, 2002, the Company filed under Item 5 to announce the merger with Tricomp, inc. had been terminated.

7. On June 17, 2002, the Company filed under Item 5 to announce the merger with Tricomp, inc. had been terminated, it had relocated the corporate offices and elected two new directors to it's board.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRAFAX CORP. n/k/a SEREFEX CORPORATION

Date:  August 15, 2002                      By:  /S/ Brian S. Dunn
                                              --------------------
                                              Name:  Brian S. Dunn
                                              Title:  President