Form 10QSB
period 2002-09-30
SEREFEX CORP
filed 2002-11-14
CIK 773937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X]Quarterly report under Section 13 or 15(d) of the Securities
   Exchange Act of 1934 For the quarterly period ended June 30, 2002.

[ ]Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______to______.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 14, 2002, there were 65,378,911 shares of common stock issued and outstanding.

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

          ITEM 5.   OTHER INFORMATION.......................................12

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................13

SIGNATURES .................................................................14

                          PART I. FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. In view of the recent resignation of the Company's independent accountants, the financial statements being filed herewith have not been reviewed by an independent accounting firm.

ITEM 1. FINANCIAL STATEMENTS

                               SEREFEX CORPORATION
                      (Formerly known as SPECTRAFAX CORP.)

                             UNAUDITED BALANCE SHEET
                               SEPTEMBER 30, 2002
ASSETS
Current assets
   Cash and cash equivalents                                $         22
   Due from stockholder                                           38,204
                                                            ------------
Total current assets                                              38,226
                                                            ------------

Total Assets                                                $     38,226
                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Due to Datacom Leasing L.L.C. (Note 5)                   $     34,100
   Accounts payable                                              206,476
   Notes payable                                                  91,000

Financial Footnote (Note 8)
                                                            ------------
Total current liabilities                                        331,576

Total Liabilities                                                331,576

Commitments and Contingencies (Note 5)                                 -

Stockholders' Equity
Common stock: $0.0001 par value, 300,000,000 authorized
  shares; issued and outstanding, 60,270,161                       6,027
Additional paid in capital                                    12,512,098
Less:  treasury stock, at cost, 4,000 shares outstanding         (4,000)
Accumulated deficit                                         (12,808,475)
                                                            ------------
Total stockholders' deficit                                    (293,350)
                                                            ------------
Total Liabilities and Stockholders' Equity                  $     38,226
                                                            ============

                  See condensed notes to financial statements.

                               SEREFEX CORPORATION
                      (Formerly known as SPECTRAFAX CORP.)

                       UNAUDITED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                       3 months ending     3 months ending    9 months ending    9 months ending
                                         Sept 30,2002       Sept 30,2001        Sept 30,2002      Sept 30,2001
                                         ------------       ------------        ------------      ------------
    Revenues                                                     51,122                               407,377
    Cost of Revenues                                                  0                               114,058

    Gross Profit                                                 51,122                               293,319

    Ordinary Income/Expense
      Expense
        General & Admin                       65,720            139,456             590,238           672,221
        Marketing & Sales                                             0                               277,460
        Research & Development                                        0                               122,671
        Prior Period Exp                    (849,758)                 0            (849,758)                0
        Interest Expense                           0                  0              44,655                 0
        Continued Operations                       0                  0               6,524                 0
                                         ------------       ------------        ------------      ------------
      Total Expense                         (784,038)           139,456            (208,341)        1,072,352
                                         ------------       ------------        ------------      ------------
    Net Ordinary Income                      784,038            (88,334)            208,341          (779,033)
    Other Income/Expense
      Other Income
        Other Income                          54,576            (27,134)             54,576           (85,917)
                                         ------------       ------------        ------------      ------------
      Total Other Income                      54,576            (27,134)             54,576           (85,917)
      Other Expense
        Bank Fees                                679                  0                 679                 0
                                         ------------       ------------        ------------      ------------
      Total Other Expense                        679                  0                 679                 0
                                         ------------       ------------        ------------      ------------
    Net Other Income                          53,896                  0              53,896                 0
                                         ------------       ------------        ------------      ------------
Net Income                                   837,934           (115,468)            262,237          (864,950)
                                        =============      =============       =============    ==============

Basic Loss Per Common Share                    0.016             (0.005)              0.006            (0.038)

Basic Weighted Average Common
Shares Outstanding                        52,684,726         25,041,374          43,348,268        22,647,541





                   See condensed notes to financial statements

                               SEREFEX CORPORATION
                      (Formerly known as SPECTRAFAX CORP.)

                       UNAUDITED STATEMENTS OF CASH FLOWS
               FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                           Nine Months              Nine Months
                                                                              Ended                    Ended
                                                                                September 30,            September 30,
                                                                               2002                    2001
Cash Flows From Operating Activities
   Net Gain (Loss)                                                              262,237                (864,950)

   Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
   Depreciation and Amortization                                                      0                 114,266
   Common Stock Issued For Services                                             502,750                 210,000
   Write-Down Inventory                                                               0                  26,434
   Write-Off Accounts Receivable                                                      0                  61,075
   Changes in Assets and Liabilities
      (Increase) Decrease in Accounts Receivable                                      0                 135,256
      (Increase) Decrease in Inventory                                                0                   1,992
      (Increase) Decrease Prepaid Expenses and Deposits                                                  30,942
       Increase (Decrease) in Accounts Payable and Accrued Liabilities         (729,898)               (153,150)
       Increase (Decrease) in Accrued Interest                                 (155,577)                 58,250
       Increase (Decrease) in Customer Deposits                                       0                 (82,397)

   Total Adjustments                                                           (382,725)                402,668
                                                                            ------------            ------------

Net Cash Provided By (Used In) Operating Activities                            (120,488)               (462,282)
                                                                            ------------            ------------

Cash Flows From Investing Activities
   Payments to Officer                                                          (38,204)                (17,500)
   Advances from Officer                                                              0                  25,522
   Deposit on Purchase of Assets                                                      0                 300,000
   Purchase of 2Alertme                                                               0                       0
   Purchase of Property and Equipment                                                 0                       0

Net Cash Provided By (Used In) Investing Activities                             (38,204)                308,022
                                                                            ------------            ------------

Cash Flows From Financing Activities
   Checks Issued in Excess of Cash                                                    0                  59,288
   Payments on Notes Payable                                                          0                  (6,000)
   Payments on Bank Note                                                              0                 (25,018)
   Proceeds from Issuance of Notes Payable                                            0                  86,000
   Offering Costs                                                                     0                       0
   Proceeds from Issuance of Common Stock                                       158,474                       0

Net Cash Provided By (Used In) Financing Activities                             158,474                 114,270
                                                                            ------------            ------------


Increase (Decrease) in Cash and Cash Equivalents                                   (218)                (39,990)
Cash and Cash Equivalents, Beginning of Period                                      240                  39,990

Cash and Cash Equivalents, End of Period                                             22                       0
                                                                            ============            ============

                  See condensed notes to financial statements.

                               SEREFEX CORPORATION
                      (Formerly known as SPECTRAFAX CORP.)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited interim financial statements have been prepared in accordance with Form 10QSB and in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's audited financial statements and notes for the year ended December 31, 2001 on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted (See Note 8). It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's 2001 Annual Report on Form 10-KSB.

NOTE 2 - ORGANIZATION AND MERGER
--------------------------------
On August 2, 2002, Serefex Corporation ("Serefex") filed in the State of Florida, Articles and Plan of Agreement of Merger of SpectraFax Corp. ("SpectraFax"), a Florida corporation, and Serefex, a Delaware Corporation. Serefex was newly formed entity incorporated on March 6, 2002 in the State of Delaware with an authorized capital of 300,000,000 shares of $0.0001 par value common stock. On April 26, 2002, Serefex and SpectraFax filed the same articles of merger in the state of Delaware. Serefex is the surviving entity for legal purposes.

NOTE 3 - COMMON STOCK
---------------------
To improve its financial condition, the Company entered into agreements during the nine months ended September 30, 2002, to issue 33,843,787 shares of common stock as it aggressively pursued reducing its outstanding liabilities through the conversion of payables to equity, See Note #5 below.

Prior to offering the existing debt holders the opportunity to receive common stock in lieu of repayment of debt, including both notes payable, accrued interest, and accounts payable, the Company had approximately $2,100,000 in total liabilities. As disclosed in items (c) through (l) below, and the accompanying financial footnotes, the Company converted $1,247,177 of debt to equity, leaving the Company with approximately $331,576 in total liabilities at September 30, 2002.

Some conversion agreements included three-year options to purchase shares of common stock of the Company. The options are exercisable at $0.10 per share. Total options granted under these agreements were 3,086,891.

The following is a summary of the stock activity for the nine months ended September 30, 2002:

(a) 9,575,000 shares for services rendered at $0.05 per share, or $478,750 (see note 5);
(b) 300,000 shares for services rendered at $0.08 per share, or $24,000 (see note 5);
(c) 96,075 shares for conversion of accounts payable at $0.25 per share, or $24,018;
(d) 2,235,340 shares for conversion of notes payable and accrued interest at $0.10 per share, or $223,534;
(e) 5,674,213 shares for conversion of notes payable and accrued interest at $0.08 per share, or $453,937;
(f) 807,680 shares for conversion of notes payable and accrued interest at $0.25 per share, or $201,920;
(g) 3,500,000 shares for conversion of LaserFax Partnership Royalties at $0.014 per share, or $48,068;
(h) 250,000 shares for conversion accounts payable at $0.10 per share or $25,000;
(i) 1,907,005 shares for conversion of notes payable and accrued interest at $0.10 per share, or$190,700;
(j) 1,500,000 shares for financing continued operations at $0.01 or $15,000;
(k) 4,166,666 shares for financing continued operations at $0.006 or $25,000;
(l) 1,625,00 shares for various services rendered at $0.01 per share, or $16,25025.

NOTE 4 - GOING CONCERN
----------------------
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred significant recurring net losses since inception, current liabilities exceed current assets and substantially all of its aged payables are technically in default. It is the Company's belief that it will continue to require additional funds to be obtained from private or public equity investments, and possible future collaborative agreements to become a viable entity. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

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

Management's plans include obtaining working capital funds by seeking additional funding from shareholders, debt financing, private placements of its common stock, and sales of it's newly acquired software suite entitled "Plant View Alerts" to meet such needs. (See Subsequent events) The Company relies on its shareholders to fund working capital to meet operating needs. Therefore, for at least the next twelve months the Company has viable plans to continue as a going concern. Additional funding will be necessary for the Company's development plans. There can be no assurance that additional funding will be available when needed or, if available, that the terms of such financing will not adversely affect the Company's results from operations.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
Due to DataCom, LLC - As of June 30, 2002, the Company received $34,100 by an ACH wire transfer to its bank account from the United States Department of Treasury. Management is currently investigating the transaction and believes it to possibly be monies from a former customer of SpectraFax, representing warranty revenue, and inadvertently received by the company after DataCom LLC purchased all of the assets of SpectraFax's business pursuant to an Asset Purchase Agreement dated December 4, 2001. The company has asked Former CEO Thomas J. Conwell and his son Kent Conwell for the return of the company's money. They refused. The company has sued the Conwell's for this money (See Lawsuits and Item #1). It is the Company's intent to pursue this case to the fullest extent of the law.

Common stock -
------------
            (a) During the first quarter of 2002, the former President of the Company authorized the issuance of 9,875,000 shares of unrestricted common stock to certain parties for services rendered. The shares were valued at the fair market value on the date of issuance using quoted market prices. The shares were not registered with the Securities and Exchange Commission and were issued without a restricted legend. The current president and directors of the Company believe that these shares were issued inappropriately and have sued the former management for the damages these activities have caused the company. (See Item #1 and Lawsuits). The accompanying financial statements for the nine months ended September 30, 2002, include a charge to operations of $502,750 representing the value of the shares issued based on quoted market prices on the date of issuance. At this time, however, no estimate can be made of the amount, if any, of ultimate recovery by the Company based on the actions of the prior officer, his son and family members.

         (b) During the 9 months ended 2002, the Company entered into agreements to issue 33,843,787 shares of common stock as it aggressively pursued reducing its outstanding liabilities through the conversion of payables to equity. See Note #3, above. Some of the conversions listed in items (d) - (f) of Note #3 were issued in conjunction with the proposed merger between the Company and Tricomp, Inc. In view of the fact that the merger between the Company and Tricomp, Inc. was terminated, the Company may be liable to a certain number of these debt holders.

Lawsuits - The Company has been named in the following lawsuits:
--------

    o On April 11, 2002, William Nelson, as trustee, filed a complaint in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County against the company and its then president, Thomas J. Conwell. The plaintiff is seeking damages based on the non-payment of a promissory note in the amount of $62,000.00. The company had reached a settlement agreement whereby 336,842 shares of the company's common stock were to be issued to the plaintiff. The certificates were lost or stolen and delivery did not take place. In August, the plaintiff moved the court for a default judgment against the defendants. The company was successful at this hearing and the suit has been settled as originally agreed upon.

    o On April 10, 2002, Joy Bell filed a complaint in the District Court, Clark County, Nevada against the company and its then president, Thomas
         J. Conwell as an individual. The plaintiff is alleging breach of an agreement whereby Mr. Conwell agreed to give the plaintiff 100,000 shares of the company's common stock. A court date originally scheduled for November 2002 has been rescheduled for a non-jury trial on April 15, 2003. No amount has been provided for in these financial statements.

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

    o On September 14, 2001, Peter Sulick filed a complaint in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County against the company. The plaintiff subsequently agreed to a judgment in their favor providing that "SpectraFax will not sell, dispose of or transfer substantially all of its assets or merge with any entity until after: (a) the principal of and interest on the note is paid in full in cash, together with plaintiff's attorneys fees, or (b) the note is purchased, without recourse or warranty, by a third party at a mutually acceptable purchase price, and otherwise pursuant to the terms that are satisfactory to plaintiff." On July 2, 2002, the Court entered a judgment against the company, finding that the Defendant through it's CEO did in fact violate the terms of both the promissory note and the agreed upon stipulation with the court. The judgment awarded plaintiff was for $57,000 plus yet to be determined legal costs. Management is reviewing with counsel its legal options for offsetting some or all of its responsibility to other interested and related parties to the transaction. Approximately $65,000 has been provided for in these financial statements.


The company has filed the following Lawsuit:
-------------------------------------------

            On September 17, 2002, The Company filed a complaint in the United States District Court Eastern District of Michigan Southern Division (Case # 02-73714) against Thomas J. Conwell, Thomas J. Conwell REV TRUST Agreement Dated 9/5/95, Judith A. Conwell, Judith A. Conwell REV TRUST U/A DTD 9/5/95, Kent Conwell, Laketoju, LTD., and LSP Management LTD., Jointly and Severally for an amount greater than $1,300,000.00. The company through it's counsel alleges the Defendants committed among other theories, securities fraud, breach of fiduciary duty, common law fraud, negligence and racketeering, by participating in a fraudulent scheme and course of conduct that operated as a fraud or deceit on the Plaintiff including without limitations, willfully and or recklessly disseminating materially false and misleading statements and/or concealing material adverse facts about the business, operations, and financial condition of the company. No amount has been provided for in these financial statements. Thomas Conwell and his son Kent Conwell Counter sued the company for an amount in excess of $75,000 stemming from their alleged "Oral Employment Agreements" for back wages, unused vacation and notes payable. No amount has been provided for in these financial statements.

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

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

On October 9, 2002, the company signed a agreement with Shop Floor Systems, Inc. located in Detroit, Michigan to purchase, license and exclusively market it's "Plant View Alerts Software Suite".

The agreement calls for Serefex to have exclusive Sales and Marketing rights for Shop Floor Systems "Plant View Alerts Software Suite". Plant floor alerts is a state of the art Manufacturing Software Suite, which enables the user to gain real-time visibility of its production process. Using event-triggered alerts, a user will be able to respond to and prevent production downtime.

Serefex purchased the exclusive software rights for $100,000 dollars payable in restricted stock valued at $0.05 per share, which represents 2,000,000 shares of common stock.

On October 21, 2002 the company was notified by it's Independent Auditors Clancy and Company that they had terminated the relationship with the company due to the fact that management would and could not sign their requested management letter stating that there were no potential material issues outstanding. On October 28 the company issued an 8-k stating all of the particulars. On November 8, 2002 the company amended the 8-k to further explain the particulars.


COMMON STOCK ISSUED. Subsequent to the quarter end, the Company issued an additional 5,450,000 shares of common stock to purchase software, raise capital, and reduce debt, increasing the total outstanding shares to 65,378,911 as of November 14, 2002


NOTE 8 - FINANCIAL FOOTNOTES
----------------------------

Management of Serefex Corporation has written down the following liabilities on the balance sheet listed below with the corresponding explanations

NOTES PAYABLE: From $356,300 down to $91,000, which now consists of the above stated note to Mr. Sulick for $65,000 and $26,000 due to The Greenlee Trust. Such amounts will be paid when funds are available and the balances due no longer accrue interest. Management is reviewing with counsel is Legal remedies available in regards to Mr. Sulick's note. Management believes that related responsible parties to his particular transaction may offset all or some of Mr. Sulick's obligation.

The other alleged notes on the financial statements have no documentation to support them, nor do they have any demands on them. Serefex has made every attempt to locate the creditors and the documentation to support these obligations, including multiple requests on the accounting firm Clancy & Company who performed the year-end audit. No record has been found. It is Serefex's position that unless these notes can be supported by documentation, we will no longer recognize them as liabilities.


ACCRUED INTEREST: From $155,577 to zero due to the fact that most of the interest accrued stemmed from the notes above which were settled or no longer recognized by the company. The remainder of the interest was negotiated to zero.

NOTES DUE STOCKHOLDER: From $200,080 to zero. The note payable resulted from alleged loans made to the Company by Tom Conwell. There is again lacking proper documentation. In addition, these purported transactions are part of a myriad of allegations countered in the company's lawsuit against Mr. Conwell, his wife Judith Conwell, his son Kent Conwell and various other organizations and entities.

NOTES DUE RELATED PARTY: From $48,068 to zero. This obligation was negotiated in the first quarter of this year and paid in common stock during this quarter. The issuance of shares was recorded but the debt was never deducted from the books.

ACCRUED LIABILITIES: From $121,504 to zero. This debt consisted of alleged back pay for wages and vacation time never taken by the Conwell's and several other employees. The company does not have a policy to carry unused vacation pay year over year, nor to hold a debt on the books after employees leave the company. It is managements position that such amounts are not due and owing.

ITEM 2. MANAGEMENT'S DISCUSSION OF PLAN OF OPERATION

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with Serefex Corporation ("we," "us," or the "Company") financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected, due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors, which affect its business, included in this section and elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis or plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the quarter ended September 30, 2002, the Company does not presently have any "critical accounting policies."

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

NATURE OF THE COMPANY'S PRESENT OPERATIONS AND PLAN OF OPERATION

Liquidity and Capital Resources. To improve its financial condition, the Company entered into agreements during the nine months ended September 30, 2002, to issue 33,843,787 shares of common stock as it aggressively pursued reducing its outstanding liabilities through the conversion of payables to equity and to negotiate down with all creditors the amounts due.

Prior to offering the existing debt holders the opportunity to receive common stock in lieu of repayment of debt, including both notes payable, accrued interest, and accounts payable, the Company had approximately $2,100,000 in total liabilities. The Company successfully converted, negotiated and written down $1,771,833 of debt, leaving the Company with approximately $331,576 in total liabilities at September 30, 2002.

Substantially all of the Company's aged payables are past due and in default. To satisfy its past due obligations, the Company is currently in negotiations with its creditors holders to convert the balances to equity, or take a greatly reduced extended payment plan.

The officers and directors of the Company are actively engaged in seeking a merger / acquisition partner and related discussions and activities. The board of directors of the Company considers such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that a sale or merger of the Company is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction.

Management believes that actions presently being taken, such as the recent debt restructuring, acquisition of the Plant View Alerts Software Suite and additional advancing discussions with several other companies will provide it with the financial position, resources and ability to meet its future financing requirements. In order to satisfy its cash needs over the next twelve months, the Company plans to fund its operations from cash in the bank, sales of its software and also plans to raise additional financing from third parties. The
Company's future funding requirements will depend on numerous factors. These factors include the Company's ability to find a suitable merger candidate so that it can operate its business profitably in the future, recruit and train qualified management, technical and sales personnel, and the Company's ability to compete against other, better-capitalized corporations.

The Company may raise additional funds through private or public equity investments in order to expand the range and scope of its business operations. In doing so, the Company may seek access to private or public equity, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. Our common stock is currently traded on the over-the-counter market on the electronic bulletin board.

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

Suit #1
-------
On April 11, 2002, William Nelson, as trustee, filed a complaint in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County against the company and its then president, Thomas J. Conwell. The plaintiff is seeking damages based on the non-payment of a promissory note in the amount of $62,000. The company had reached a settlement agreement whereby 336,842 shares of the company's common stock were to be issued to the plaintiff. The certificates were lost or stolen and delivery did not take place. In August, the plaintiff moved the court for a default judgment against the defendants. The company was successful at this hearing and the suit has been settled as originally agreed upon.

Suit#2
------
On April 10, 2002, Joy Bell filed a complaint in the District Court, Clark County, Nevada against the company and its then president, Thomas J. Conwell. The plaintiff is alleging breach of an agreement whereby Mr. Conwell agreed to give the plaintiff 100,000 shares of the company's common stock. A court date originally scheduled for November 2002 has been moved to a non Jury Trial scheduled for April 15, 2003. No amount has been provided for in these financial statements.

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

Judgment Awarded
----------------
On September 14, 2001, Peter Sulick filed a complaint in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County against the company. The plaintiff subsequently agreed to a judgment in their favor providing that "SpectraFax will not sell, dispose of or transfer substantially all of its assets or merge with any entity until after: (a) the principal of and interest on the note is paid in full in cash, together with plaintiff's attorneys fees, or (b) the note is purchased, without recourse or warranty, by a third party at a mutually acceptable purchase price, and otherwise pursuant to the terms that are satisfactory to plaintiff." On July 2, 2002, the Court entered a judgment against the company, finding that the Defendant through it's CEO did in fact violate the terms of both the promissory note and the agreed upon stipulation with the court. The judgment awarded plaintiff was for $57,000 plus yet to be determined legal costs. Management is reviewing with counsel its legal options for offsetting some or all of its responsibility to other interested and related parties to the transaction.



The company has filed the following Lawsuit:
-------------------------------------------

            On September 17, 2002, The Company filed a complaint in the United States District Court Eastern District of Michigan Southern Division (Case# 02-73714) against Thomas J. Conwell, Thomas J. Conwell REV TRUST Agreement Dated 9/5/95, Judith A. Conwell, Judith A. Conwell REV TRUST U/A DTD 9/5/95, Kent Conwell, Laketoju, LTD., and LSP Management LTD., Jointly and Severally for an amount greater than $1,300,000.00. The company through it's counsel alleges the Defendants committed among other theories, securities fraud, breach of fiduciary duty, common law fraud, negligence and racketeering, by participating in a fraudulent scheme and course of conduct that operated as a fraud or deceit on the Plaintiff including without limitations, willfully and or recklessly disseminating materially false and misleading statements and/or concealing material adverse facts about the business, operations, and financial condition of the company. No amount has been provided for in these financial statements. Thomas Conwell and his son Kent Conwell Counter sued the company for an amount in excess of $75,000 stemming from their "Oral Employment Agreements" for back wages, unused vacation and notes payable. No amount has been provided for in these financial statements.



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2002, the Company entered into agreements to issue the following securities:

    o 3,500,000 shares issued to LaserFax Partnership in exchange for royalties of $48,068 due and payable. The Partnership was dissolved in December 2001 and certificates were issued to its 50 Limited Partners.

    o 250,000 shares issued to one person for conversion of accounts payable at $0.10 per share or $25,000;

    o 1,907,005 shares to three people for conversion of notes payable and accrued interest at $0.10 per share, or $190,700;

    o 1,500,000 shares issued to two people for financing continued operations at $0.01 or $15,000;


    o 4,166,666 shares issued to one person for financing continued operations at $0.006 or $25,000;

    o 1,625,00 shares issued to two individuals for various services rendered at $0.01 per share, or $16,25025.


The Company relied upon the exemptions from registration provided by Sections 4(2) or 3(b) of the Securities Act of 1933, as amended. No underwriting or other commissions were paid in connection with the issuance of these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company currently believes it is current on all senior securities it is responsible for. (See Note # 8.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

Other Information:

Mr. Don Gunther has been appointed as an outside advisor to the Board of Directors. Mr. Gunther is the retired Vice-Chairman of Bechtel Group. Bechtel is one of the world's largest engineering-construction firms with over 50,000 employees located throughout 67 countries. In 2001, Bechtel booked $9.3 Billion in new business and worked off of $13.4 Billion in revenues. Mr. Gunther has refused any form of compensation for his role.


Item 6. Exhibits and Reports on Form 8-K


1. On October 1, 2002, the Company filed under Item 5 to announce the filing of a lawsuit against the former President and CEO Thomas J. Conwell, his wife and son, several trusts and numerous offshore Bahamian trading entities.

2. On October 9, 2002, the Company filed under Item 5 to announce the purchase of Plant View Alerts Software Suite, from Shop Floor Systems, Inc.. Serefex purchased the exclusive software rights for $100,000 dollars payable in restricted stock valued at $0.05 per share, which represents 2,000,000 shares of common stock.

3. On October 28, 2002, the Company filed under Item 4 to announce the resignation of it's relationship with the Company's Auditors Clancy and Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRAFAX CORP. n/k/a SEREFEX CORPORATION

Date:  November 14, 2002                      By:  /S/ Brian S. Dunn
                                              ----------------------
                                              Name:  Brian S. Dunn
                                              Title:  President

                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Serefex Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Brian
S. Dunn, as Chief Executive Officer of the Company, and Todd Bartlett, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

         1. The Report fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/BRIAN S. DUNN
-----------------------------------
Brian S. Dunn
Chief Executive Officer
November 13, 2002



/s/TODD BARTLETT
-----------------------------------
Todd Bartlett
Chief Financial Officer
November 13, 2002



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.