Form 10KSB
period 2002-12-31
SEREFEX CORP
filed 2003-04-15
CIK 773937

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2002
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _________ to _________

                        Commission file number   0-24362

                               SEREFEX CORPORATION
                 (Name of Small Business Issuer in Its Charter)

               DELAWARE                     59-2412164
     (State or Other Jurisdiction of     (I.R.S. Employer
     Incorporation or Organization)     Identification No.)

     645 Penobscot Bldg., Ste. 1300, Detroit, Michigan     48226
     (Address of Principal Executive Office)            (Zip Code)

                                 (313) 237-8743
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act:  None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.0001 per share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part III of this Form 10-KSB or any
amendment  to  this  Form  10-KSB.   [X]

Issuer's revenues for its most recent fiscal year were $0.00.

The aggregate market value of the issuer's common stock held by non-affiliates was approximately $1,108,434 based on the average closing bid and ask price for the common stock on March 12, 2003.

As of March 12, 2003, there were outstanding 73,895,577 shares of the Issuer's Common Stock, par value $.0001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING INFORMATION

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

                                TABLE OF CONTENTS

Part I


 1.  Description of Business                                           1
 2.  Description of Property                                           6
 3.  Legal Proceedings                                                 6
 4.  Submission of Matters to a Vote of Security Holders               7


Part II

 5.  Market for Common Equity and Related Stockholder Matters          8
 6.  Management's Discussion and Analysis or Plan of Operation         8
 7.  Financial Statements                                             10
 8.  Changes In and Disagreements With Accountants on Accounting
       and Financial Disclosure                                       10


Part III

 9.  Directors and Executive Officers of the Registrant               12
10.  Executive Compensation                                           13
11.  Security Ownership of Certain Beneficial Owners and Management
       and Related Stockholder Matters                                14
12.  Certain Relationships and Related Transactions                   17
13.  Exhibits, Lists and Reports on Form 8-K                          17
14.  Controls and Procedures                                          18
15.  Principal Accountant Fees and Services                           18

Index to Exhibits                                                     20

Signatures                                                            21

Certification of Principal Financial Officer                          22
Certification of Principal Executive Officer                          23

Financial Statements

                                     PART  I

ITEM 1.  DESCRIPTION OF BUSINESS.

HISTORY. The Company was organized under the laws of the State of Florida on September 20, 1983. From its inception to 1989, the Company was engaged in the research and development of fax systems. In 1989, the Company commenced the sale of fax systems to major corporations. However, in 1995, there was an industry change in the operating systems of computers from DOS (disk operating system) to NT (new technology). As a result, the Company had to re-engineer its products (1995-1997) to conform to the NT computer. In 1997, the Company commenced selling its new products. In 1998, the Company again had to re-engineer its products to become Y2K compliant. This was accomplished and in 1999, the Company began offering its Y2K compliant system. On May 1, 2000, the Company purchased 2AlertMe.com, Inc. The principal product of 2AlertMe was a real-time alert system that notifies the user upon the occurrence of a certain event.

     On June 1, 2001, the Company entered into an agreement with DataCom, LLC, an Illinois limited liability company ("DataCom"), pursuant to which DataCom agreed to lease substantially all of the Company's operating assets and manage all of the operations of the Company. Subsequently, on December 4, 2001, the Company and DataCom entered into an asset purchase agreement, pursuant to which the Company sold the leased assets to DataCom, for a purchase price of $80,000. All of the proceeds from the sale of the assets to DataCom were used to repay indebtedness owed by the Company to Fifth Third Bank. The transaction with DataCom constituted the sale of substantially all of the Company's assets, after which transaction the Company was no longer engaged in the research, development and distribution of facsimile processing systems, or in the distribution of real-time alert systems.

     The Board of Directors of the Company signed a Letter of Agreement on June 28, 2001 in contemplation of a reorganization and merger of the Company with Energy Solutions Enterprises Inc., a Delaware corporation, headquartered in Houston, Texas ("Energy Solutions"). Following careful due diligence, in contemplation of the merger with Energy Solutions, the Company elected to terminate the proposed transaction between the Company and Energy Solutions.

     On March 12, 2002, at a Special Meeting of the shareholders of the Company, a majority of the holders of the Company's common stock voted to approve, among other things, (i) the reincorporation of the Company under the laws of the State of Delaware and under the name Serefex Corporation (the "Reincorporation"), and
(ii) the merger of Tricomp, Inc., an Illinois corporation, ("Tricomp") with and into the reincorporated Company. Subsequent to the Shareholder Meeting, on June 7, 2002, after the consummation of the Reincorporation, the Board of Directors of the Company concluded that it was not in the best interests of the Company to merge with Tricomp, and voted to terminate the transaction.

     In June of 2002, the directors and officers of the Company resigned, and a new board of directors and management were elected. In addition, the Company relocated its corporate offices to Detroit, Michigan. On October 9, 2002, under new management, the Company entered into a license agreement with Shop Floor Systems, Inc. located in Detroit, Michigan ("Shop Floor") for the exclusive right to market Shop Floor's Plant View Alerts Software Suite. In addition, effective January 20, 2003, the Company's new management team negotiated an exclusive marketing contract with Consolidated Coatings Corporation, a Canadian corporation and a manufacturer of paint and specialty coatings products ("CCC"). The agreement with CCC provides the Company with an exclusive right to market CCC's paint and specialty coating products throughout the State of Florida. The Company will continue to review potential merger and acquisition candidates and future business opportunities.

DESCRIPTION OF BUSINESS. From its inception in 1983 until December 2001, the Company's primary business was the research, development, manufacturing and marketing of high quality facsimile processing systems to large corporations and government agencies. Customers, including IBM, Hewlett-Packard, Duracell, Bristol-Meyers, the U.S. Treasury Department, and the Executive Office of the
U.S. President used the Company's patented Fax Liaison(TM) system to deliver internal information to fax machine users worldwide. The Company's fax services consisted primarily of its Fax Information Dissemination Services (including Fax Broadcast and Fax-on-Demand Services). Beginning in May 2000, the Company added to its operations the distribution of a real-time alert system following the Company's acquisition of 2AlertMe.com, Inc. However, in December 2001, the Company's operations ceased following the sale of substantially all of its assets to DataCom, LLC, and ceased operations until October 2002.

     In October 2002, under a new management team, the Company entered into an agreement (the "Software Reseller Agreement") with Shop Floor Systems, Inc. located in Detroit, Michigan a developer of a state of the art manufacturing software suite, entitled "Plant View Alerts". The Plant View Alerts Suite delivers real-time, mission critical information from the shop floor to any person in the manufacturing organization. The CAPTURE feature of the software suite allows for real-time collection and archiving of data from any source
(machine) on the shop floor, via direct cabling or wireless interface. The DISTRIBUTE feature of the software package pushes data internally to other modules of the software, such as to the View or Analyze modules. The DISTRIBUTE feature can also send data to external user-defined points, including ODBC and DDE links, flat files, and XML interfaces to back office systems. The control center of the software suite is the BUILD module, which allows for the complete set up and control of the software suite by the end-user of the software. The BUILD feature allows the user to design, modify and maintain all aspects of the system. Any machine, line or plant can be added or modified in the BUILD module, with no effect on other collection points or on other user's data visibility. The VIEW feature of Plant View Alerts Suite allows for personalized set up liked to the individual user. This feature allows an organization's administrator to set up and maintain the precise data and reports that will be visible to each user, and how the information will be presented, permitting the visibility of real-time and archived data from the plant floor to be unique to each individual in the organization. The ANALYZE module of the software provides manufacturers with the ability to analyze both current and historical data for continued improvement, by giving users the ability to compare real-time and historic data for any key performance indicator, such as OEE. The ANALYZE feature also enables users to plan for preventative maintenance, perform downtime tracking, and apply more accurate job costing.

     In accordance with the Software Reseller Agreement, the Company acquired the exclusive right to purchase from Shop Floor and to resell to manufacturers, licenses for the use of the Plant View Alerts Suite. The Software Resellers Agreement provides that the purchase price for additional software licenses will be determined from a range of percentages of retail prices of the Plant View Alerts Suite to the end users, based upon the number of licenses that the Company has purchased from Shop Floor. The Software Resellers Agreement can be terminated by either party upon the occurrence of certain events, including a bankruptcy or a material breach of the agreement.

     In October 2002, the Company purchased two (2) Plant View Alerts licenses from Shop Floor, for resale to end-users. Management anticipates that initial sales of these licenses will be to affiliates of the Company. Management's future plans, however, are to create sales and distribution networks of primarily small and mid-sized manufacturers for whom access to real-time information from the shop floor, and better management of resources is becoming more important. Presently, many small to mid-size manufactures, with limited IT budgets, believe that shop floor systems are either too expensive, too complex for their needs, or that they will not get full value out of such systems. As a result, Management believes there is a large number of small to mid-sized companies that have yet to invest in shop floor systems and accordingly, there may be an unmet need in the market for such companies. Management believes the Plant View Alerts Suite can affordably meet the needs of its target market, which will benefit from turning to an automated shop floor system to support operations. In addition to the sale of licenses for the Plant View Alerts Suite, installation fees, sales of training and support services to the end-user of the manufacturing software, may provide the Company with additional and/or continuing income streams.

     Also under the Company's new management, and effective January 20, 2003, the Company entered into an exclusive marketing contract with Consolidated Coatings Corporation, a Canadian corporation (hereinafter referred to as "CCC"), a manufacturer of patented and patent-pending paint and specialty coatings products (the "Specialty Coatings Agreement"). The Company will offer for sale CCC's complete line of paint and specialty coatings products for the interior, exterior, marine, industrial and forestry applications. As a sales representative of CCC, the Company will offer a full range interior product line of water based and oil based paints and other products including melamine, urethane, stains and floor enamel under the brand Ames PaintsTM.. Exterior product offerings include Rhinohide brand exterior latex stuccos, solid hide stains and semi-transparent stains. The Company will also market CCC's Deckote brand acrylic coatings for sundecks, porches, balconies, steps, patios and concrete areas. Additional products include a line of wood restoration coatings marketed under the Woodpal brand name, and CCC's Pacific Sailor brand of products, consisting of topside enamels and underside coatings for marine applications. CCC's product lines also include "MagnaPaint" a water based product that is applied under regular wall paint, to create a magnetic surface/invisible bulletin board; and a line of industrial paint coatings under the brand name Ferrocon, for pipelines, stadiums, industrial machinery, construction equipment and engineered wood products. Management is currently planning to open an office and warehouse space in or around the Naples, Florida area, in the second quarter of 2003, with an initial focus on the sale of CCC's MagnaPaint product line of magnetic paints and other products to the residential and commercial construction industries in Southwest Florida.

     Under the Specialty Coatings Agreement with CCC, the Company has an exclusive license to market CCC's products throughout the State of Florida, provided however, that CCC, in its sole discretion, can terminate the Company's exclusivity in Florida in the event that the Company does not produce at least $250,000 in gross sales of CCC's products within the first six (6) months from the signing of the agreement. Additional territories may be available to the Company, but not on an exclusive basis. Either party, on ninety-days notice, can terminate the Specialty Coatings Agreement, with or without cause. During the term of the agreement with CCC, the Company will solicit orders, service accounts, and assist in the collection of accounts receivable. The Company will receive a commission from CCC for the sale of Rinohide band products and stucco products, based upon a percentage of the gross profit to CCC from the sales. The Company will receive a commission from CCC for sales of the Pacific Sailor, MagnaPaint and Deckote products, based upon a percentage of total gross sales of such products by the Company in a calendar year.

GOING CONCERN ISSUES. As shown in the Company's financial statements, the Company suffered recurring losses from operations to date. It experienced a loss of $348,587 during 2002, had a net deficiency in equity of $345,483 and a net working capital deficit of $345,483 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern will depend on many factors, including the ability of the Company to successfully market licenses for Plant View Alerts Suite to small and mid-sized manufactures under its agreement with Shop Floor, and/or its ability to successfully resell paint and specialty coatings products in Florida under its agreement with CCC. In this regard, management intends to seek strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of one or both of the Company's new business operational activities, of which there can be no assurance, our new management plans to raise new equity capital in order to improve liquidity and sustain operations.
COMPETITION. The Company faces significant competition for the licensing of its manufacturing software, Plant View Alerts Suite, and for the resale of paint and specialty coatings products. Specifically, there are a number of providers and resellers of shop floor and other manufacturing software alert systems to small and mid-sized manufactures, including such vendors as ASI DataMyte Incorporated, Executive Manufacturing Technologies Inc., Mattec Corporation, and Adept Scientific, Inc. In the paint and specialty coatings industry, we face significant competition from manufacturers and retailers in Florida including Benjamin Moore & Co., Sherwin-Williams Co., Home Depot, and numerous other manufacturers and retailers of such products. Some of our competitors in the manufacturing software and the specialty coatings industries have substantial customer bases, greater financial and marketing resources, longer operating histories, greater name recognition and more established relationships than the Company. Management cannot be sure that the Company will have the resources or expertise to successfully compete with either the well established or any new entrepreneurial competitors. However, management plans to utilize intense marketing efforts, competitive pricing structures, and superior customer support services in order to compete in its business sectors. The Company can provide no assurance, however, that it will be successful in competing with existing or future business entities in its market sectors.

GOVERNMENT REGULATION. No government approvals are required to conduct the Company's principal operations, and we are not aware of any probable governmental regulation of our business sectors in the near future.

EMPLOYEES. As of December 31, 2002, the Company's Chief Executive Officer and Chief Financial Officer provided their services to the Company, part-time, as independent contractors; however, the Company may enter into employment agreements with such officers in the near future. The Company will retain additional employees, on an as needed basis, in connection with the start-up of its new business sectors. We do not currently anticipate experiencing any difficulty in recruiting and retaining employees.

REPORTS TO SECURITY HOLDERS. The Company is not required to deliver an annual report to security holders and we do not presently intend to voluntarily deliver such reports. However, should the Company choose to create and deliver annual reports to security holders, such annual reports will contain audited financial statements. The Company files all of its required information with the Securities and Exchange Commission, including Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K. The public may read and copy any materials that are filed by the Company with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and reports filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

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

We Have No Operating History in Our New Business Sectors; It Is Difficult For Management to Forecast. In December 2001 the Company's operations ceased following the sale of substantially all of its assets to DataCom, LLC. The Company recently commenced business operational activities but has not recognized any revenue. Accordingly, we have no operating history or results on which to evaluate our business or our prospects for the future, and the Company faces the risks, expenses and difficulties frequently encountered by companies in the early stage of implementing their business models, particularly companies in rapidly evolving markets such as the software industry. Such risks and difficulties include the fact that we cannot give any assurances that our business model or strategy will be successful, and the failure to implement our business model or strategy would materially and adversely affect our ability to continue as a going concern. In addition, forecasting is difficult for management because we have start-up operations. Failure to accurately forecast revenues could significantly decrease projected operating income or could cause the Company to experience losses.

Any Future Acquisitions May Dilute Our Equity and Adversely Effect Our Financial Position. Any future acquisition in which the consideration consists of stock or other securities may significantly dilute our equity.

Any Future Acquisitions Will Be Subject to a Number of Risks. The Company will continue to review potential merger and acquisition candidates and future business opportunities. Future acquisitions, if any, will be subject to a number of risks generally associated with the acquisition and assimilation of new business opportunities, including:

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

Our  Stock  Price  Is  Highly  Volatile.  Our  stock  price  has  fluctuated
---------------------------------------
dramatically. There is a significant risk that the market price of our common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

o  variations  in  our  quarterly  operating  results;
o  announcements  that  our  revenue or income are below analysts' expectations;
o  general  economic  slowdowns;
o  changes  in  market  valuations  of  similar  companies;
o  sales  of  large  blocks  of  our  common  stock;  and
o announcements by us or our competitors of significant contracts,. acquisitions, strategic partnerships, joint ventures or capital commitments.

The  Company May Require Additional Capital. In the future, the Company may need
-------------------------------------------
to raise additional funds through public or private financing. However, additional financing, if needed, may not be available on attractive terms, or at all. The inability to raise capital when needed could have a material adverse effect on the Company's business, financial condition and operating results.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company currently leases executive style office space located at 645 Griswold, Suite #1300, Detroit, Michigan, 48226. The Company leases such premises on a month-to-month basis at approximately $250.00 per month. To facilitate its new operations in the resale of paint and specialty coatings products to the residential and commercial construction industries in Southwest Florida, the Company's management team is currently planning to lease, in the second quarter of 2003, approximately 200 square feet of office space and approximately 400 square feet of warehouse space in or around the Naples, Florida area, at an anticipated annual expense of $3,816 for the office space, and $4,200 for the warehouse facilities.

ITEM 3.  LEGAL PROCEEDINGS.

     The following is a summary of the legal proceedings to which the Company is a party. An unfavorable resolution of such proceedings could have a material adverse effect on the Company's financial position or results of operations.

     On April 11, 2002, William Nelson, as trustee, filed a complaint in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County against the Company and its former president, Thomas J. Conwell. The plaintiff is seeking damages based on the non-payment of a promissory note in the amount of $62,000.00. The Company had reached a settlement agreement whereby 336,842 shares of the Company's common stock were to be issued to the plaintiff. For reasons to which the Company's new management is not privy, the stock was not delivered to the plaintiff, and accordingly, in August 2002, the plaintiff moved the court for a default judgment against the defendants. The Company prevailed at the hearing, and the lawsuit was settled in the manner to which the parties had originally agreed.

     On April 10, 2002, a complaint was filed by Joy Bell in the District Court, Clark County, Nevada against the Company and its former president, Thomas J. Conwell, as an individual. The plaintiff alleged the breach of an agreement pursuant to which Mr. Conwell allegedly agreed to give the plaintiff 100,000 shares of the Company's common stock. On December 13, 2002 the Company counter claimed Joy Bell and cross-claimed Thomas J. Conwell for an amount in excess of $10,000 alleging among other things, fraud, misrepresentation, securities fraud, and unjust enrichment. On February 17, 2003 the Company entered into a settlement agreement with Ms. Bell, in which the Company agreed to permit Ms. Bell to retain the 300,000 shares of the Company's common stock awarded to her in December 2001. In addition, the Company and Ms. Bell entered into mutual releases. The Company is currently finalizing a settlement regarding it's cross complaint against Mr. Conwell.

     On June 26, 2002, the US Bank, N.A. filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit County of Winnebago, State of Illinois against the Company and others. The plaintiff alleges that certain defendants wrote checks out of the Company's corporate account without having sufficient funds to cover such checks. The Company is in the process of responding to the complaint. The amount involved is approximately $75,000 plus court costs, which amount has been provided for in the Company's Financial Statements for the fiscal year ended December 31, 2002. Thereafter, on March 21, 2003, the Company entered into a settlement agreement whereby plaintiff agreed to release and accept the $25,000 held in it's attorney's escrow account, as full settlement of all claims levied against the Company by plaintiff.

     On September 14, 2001, Peter Sulick filed a complaint in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County against the Company. The parties entered into a stipulation with the Court, pursuant to which the Company was restricted from selling, disposing of or transferring all or substantially all of its assets or merging with any entity until after: (a) the principal of and interest on the note is paid in full in cash, together with plaintiff's attorneys fees, or (b) the note is purchased, without recourse or warranty, by a third party at a mutually acceptable purchase price, and otherwise pursuant to the terms that are satisfactory to plaintiff. On July 2, 2002, the Court entered a judgment against the Company, finding that the Company, through its former CEO, violated the terms of both the promissory note and the stipulation with the Court. The Court awarded the plaintiff a judgment in the amount of $57,068 plus legal costs. The Company is reviewing with legal counsel the options for offsetting some or all of the Company's liability to other parties involved in the transaction between the Company and Mr. Sulick. Approximately $65,000 has been provided for in the Company's Financial Statements for the Fiscal Year Ended December 31, 2002.

     On September 17, 2002, the Company filed a complaint in the United States District Court Eastern District of Michigan, Southern Division (Case # 02-73714), against Thomas J. Conwell, Thomas J. Conwell REV TRUST Agreement Dated 9/5/95, Judith A. Conwell, Judith A. Conwell REV TRUST U/A DTD 9/5/95, Kent Conwell, Laketoju, LTD., and LSP Management LTD, jointly and severally, for an amount greater than $1,300,000.00. The Company alleges the defendants committed among other things, securities fraud, breach of fiduciary duty, common law fraud, negligence and racketeering, by participating in a fraudulent scheme and course of conduct that operated as a fraud or deceit on the Company and its shareholders, including, willfully and or recklessly disseminating materially false and misleading statements and/or concealing material adverse information about the business, operations, and financial condition of the Company. Messrs. Thomas Conwell and Kent Conwell counter sued the Company for an amount in excess of $75,000 stemming from alleged breaches by the Company of its oral employment agreements with such persons for back wages, unused vacation and for alleged breaches of notes payable to such persons. No amount has been provided for in the Company's Financial Statements for the Fiscal Year Ended December 31, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART  II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is quoted on the OTC Bulletin Board, a service maintained by The NASDAQ Stock Market, Inc., under the symbol "SFXC.OB". Trading in the Company's common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, markdown, or commission, and may not necessarily reflect actual transactions. Set forth below are the high and low bid prices for the Company's common stock for each quarter of the years ended December 31, 2001, 2002.


                                                    High          Low
                                                   -------      -------
Fiscal 2001:
Quarter Ended March 31, 2001                        $0.37        $0.08
Quarter Ended June 30, 2001                         $0.16        $0.09
Quarter Ended September 30, 2001                    $0.13        $0.02
Quarter Ended December 31, 2001                     $0.20        $0.06

Fiscal 2002:
Quarter Ended March 31, 2002                        $0.16        $0.035
Quarter Ended June 30, 2002                         $0.11        $0.006
Quarter Ended September 30, 2002                    $0.012       $0.005
Quarter Ended December 31, 2002                     $0.028       $0.005


     As of March 12, 2003 there were approximately 415 stockholders of record of the Company's common stock.

DIVIDENDS.

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for the growth needs of the Company. The Company currently intends to retain any future earnings to fund the development and growth of its business.

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

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 2002 were $1,253,759 compared to $851,975 for the same period in 2001, which included common stock issued for services of $214,169 and $407,850 respectively. The significant increase in the Company's general and administrative expenses for 2002 is due in part to the Reincorporation of the Company in the State of Delaware, and a terminated merger between the Company and TriComp, Inc. Furthermore, it should be noted that management believes the increase in the Company's general and administrative expenses for 2002 should be offset, in part, by the Company's 2002 income from prior period adjustments. For the reasons discussed below, it was not possible for the Company to perform a complete reconciliation of the 2002 general and administrative expenses verses the prior period adjustments. However, management believes that a significant percentage of such expense should have been reported in prior periods, and accordingly, that the reported increase in the Company's 2002 general and administrative expense may not reflective of actual expenses for the year.

     In June 2002, the Company's officers and directors resigned, and new management was elected to replace the former management. In addition to the resignations of management, the Company's former accountants also resigned as the Registrant's auditors, effective October 2002. As a result, current management has no personal knowledge of the Company's reported general and administrative expenses from January through June 2002, or any prior period. After diligent effort, new management is not able to fully ascertain which items comprising the Company's 2002 general and administrative expenses should have been reported by the Company's former management in prior periods. In this regard it should be noted that the Company has filed a complaint in the United States District Court, Eastern District of Michigan, Southern Division, against Thomas J. Conwell, the former chief executive officer of the Company, and related parties, alleging, among other things, (i) systematic and fraudulent exclusion of investments and liabilities from the Company's financial statements, (ii) inflated earnings expectations, falsification of operations statistics and (iii) concealed self-dealing by Mr. Conwell and the other defendants named in the complaint.

GAIN IN OTHER INCOME. The Company had a gain of $905,172 in other income and (expenses). This amount composed of $849,758 in prior period adjustments, $100,069 in other income and a negative $44,655 in interest expense. These amounts were generated by negotiated settlements of old debt, write-offs of identified notes, and other actions pursued by new management in their efforts to rebuild the Company's financial position.

INCOME TAXES. No tax provision has been recorded to date, due to the cumulative losses generated by the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, the Company had a cash balance of $22,932, a negative working capital of $345,483, and a negative stockholder's equity of $345,483.

     The Company received proceeds of $104,500 from the private placement of its common stock during 2002. Substantially all of the Company's notes payable have either been converted to equity or discounted to a non-interest bearing settlement amount.

RECENT SALES OF UNREGISTERED SECURITIES. During the year ended December 31, 2002, the Company issued an aggregate of 13,940,444 shares of its common stock to consultants and independent contractors of the Company, as compensation for services rendered to the Company. With respect to such issuances, 4,590,444 of the shares were issued to the Company's executive officers, directors and/or entities associated with such persons. Further, in satisfaction of debt and payables owed by the Company, an additional 14,895,427 shares were issued to the Company's creditors and vendors. With respect to such issuances to creditors and vendors, 2,000,000 of the shares were issued to an entity affiliated with a director of the Company. All of the shares issued to consultants, independent contractors, creditors and vendors of the Company were valued at the fair market value of the stock based upon the price of the stock on the OTCBB at the time of issuance. In addition, the Company privately placed 13,783,332 shares of its common stock with four (4) accredited investors. The aggregate net proceeds of the offerings were $104,500, and the approximate average purchase price of the stock was $0.008 per share.

PLAN OF OPERATION

     In addition to the commencement of operations implementing the Company's new license agreements with Shop Floor Systems, Inc. and Consolidated Coatings Corporation, the Company's plan of operation for the coming year is to complete an additional acquisition and /or merger, and to introduce the products of the acquired company into the marketplace. The Company has no present plans to limit its business opportunities to any particular industry, and will evaluate each candidate on its merits.

ITEM 7.  FINANCIAL STATEMENTS.

     The information required by this Item is found immediately following the signature page and certifications of this annual report.

     In June 2002, the Company's officers and directors resigned, and new management was elected to replace the former management. Sometime thereafter, the Company's accountants requested that the new management provide the accountants with various representations and warranties with respect to financial and other matters that existed or occurred during former management's term of office, of which new management has no personal knowledge, and which, after diligent effort and through no fault of their own, new management was unable to ascertain. The Company's accountants resigned when new management advised the accountants that they would not be able to make the requested representations. The Company has filed a complaint in the United States District Court, Eastern District of Michigan, Southern Division, against Thomas
J. Conwell, former chief executive officer of the Company, and others, alleging, among other things, (i) systematic and fraudulent exclusion of investments and liabilities from the Company's financial statements, (ii) inflated earnings expectations, falsification of operations statistics and (iii) concealed certain self-dealing by Mr. Conwell and the other defendants named in the complaint.

     As a result of the foregoing, the Company's new independent accountants audited the balance sheet of the Company as of December 31, 2002 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended, however, they were not able to express and did not express in their report an opinion on the Company's statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2002, due to the fact that new management was unable, after diligent effort and through no fault of their own, to provide the new accountants with competent evidentiary information relating to the Company's balance sheet as of December 31, 2001. Accordingly, the opinion expressed in the auditors' report is limited solely to the balance sheet as of December 31, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective October 21, 2002, Clancy and Co., P.L.L.C resigned as the Registrant's auditors. In June 2002, the Company's directors and officers resigned and a new board of directors and executive officers were elected. The Company's new management is not privy to, and therefore is unable to state whether, prior management had any disagreements with Clancy and Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Clancy and Co., would have caused it to make reference to the subject matter of the disagreements in connection with its report. The report of Clancy and Co. on the financial statements for the years ended December 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, however, the report of Clancy and Co. for such years contained the following qualifications:

     December 31, 2000 Report: "The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has incurred significant recurring net losses and has a negative working capital. The ability to meet its future financing requirements and the success of its future operations cannot be determined at this time. These factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty."

     December 31, 2001 Report: "The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has incurred significant recurring net losses, current liabilities exceed current assets, and substantially all of its notes payable are technically in default. The ability to meet its future financing requirements and the success of its future operations cannot be determined at this time. These factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty."

     Prior to their resignation, Clancy and Co. requested that new management provide Clancy and Co. with various representations and warranties with respect to financial and other matters of which new management has no personal knowledge, because they relate to matters that existed or occurred during former management's term of office, and which, after diligent effort and through no fault of their own, new management was unable to ascertain. The Company's accountants resigned when new management advised the accountants that they would not be able to make the following representations.:

     (i) There has been no: (a) fraudulent financial reporting or misappropriation of assets involving management or employees who have significant roles in the internal control structure, (b) fraudulent financial reporting or misappropriation of assets involving others that could have a material effect on the financial statements.

     (ii) There are no: (a) violations or possible violations of laws or regulations whose effects should be considered for disclosure in the financial statements or as a basis for recording a loss contingency.

     (iii) The Company is not a party to any lawsuit, either as plaintiff or defendant, nor has it been during the year then ended, nor are we aware of any matters presently that may result in any legal action. We have not consulted with any other attorneys regarding any matters relating to possible claims or contingencies.

     (iv) No events have occurred subsequent to the balance sheet date and through the date of this letter that would require adjustment to or disclosure in, the financial statements for the years ended December 31, 2001 or the quarterly review for March 31, 2002.

     With respect to current management's decision to not make the foregoing representations and warranties relating to the actions of the Company's former management, it should be noted that the Company has filed a complaint in the United States District Court, Eastern District of Michigan, Southern Division, against Thomas J. Conwell, former chief executive officer of the Company, and others, alleging, among other things, (i) systematic and fraudulent exclusion of investments and liabilities from the Company's financial statements, (ii) inflated earnings expectations, falsification of operations statistics and (iii) concealed certain self-dealing by Mr. Conwell and the other defendants named in the complaint.

                                    PART  III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names and ages of the directors and executive officers of the Company, the positions and offices that each director and officer held with the Company, and the period during which each served in such positions and offices. Each director serves for a term of one year, until his successor is duly elected and qualified.

NAME. . . . . . . . . . . .  AGE  POSITION                               PERIOD IN OFFICE
---------------------------  ---  -------------------------------------  -------------------
Douglas J. Hannah . . . . .   34  Director                               June 2002 - Present

Terrance P. Monahan . . . .   38  Director                               June 2002 - Present
Chief Executive Officer

Brian S. Dunn . . . . . . .   35  President, and Secretary               June 2002 - Present

Todd A. Bartlett. . . . . .   37  Chief Financial Officer and Treasurer  June 2002 - Present



     At the 2003 Annual Meeting of the Board of Directors of the Company, the Board will designate two or more committees, including an Audit Committee and a Compensation Committee, each such committee to consist of one or more directors of the Company. Currently, the entire Board of Directors performs all of the functions that may be delegated to a committee.

     The following is a summary of the business experience and other biographical information for each of the Company's officers and directors listed in the above-referenced table, and of the advisor to the Board of Directors.

DOUGLAS J. HANNAH, Director. Mr. Hannah is the President of Tri-Star Properties, Inc. a Florida based real estate investment and advisory firm. Mr. Hannah's firm advises a wide array of clients on mostly institutionally grade real estate investments. Mr. Hannah also has a background in venture capital private equity placement. He served on the Board and was a major shareholder of Ed-Vantage Software, Inc. (bought in July 2000, by Riverdeep Interactive Learning, Nasdaq:RVDP). In 2000, Mr. Hannah became the Executive Director of Business Development for a technology company based in San Francisco, in which he was a seed investor. His Responsibilities included initiating, negotiating and maintaining corporate and strategic relationships in the areas of software, core technology, delivery applications, and web-based content. Additionally, licensing their technology and establishing contractual responsibilities, analyzing and assessing the financial implications of licensing the technology and the firms services. Mr. Hannah possesses a B.S. in Business Administration with a major in Finance at the University of South Florida.

TERRENCE  P.  MONAHAN,  Director.  Mr.  Monahan,  is  currently the President of
Logistic Software North America, a Michigan based Enterprise level software publisher for Distribution and manufacturing organizations. Mr. Monahan previously was President of FCE Inc., a leading technology provider to mid-range financial institutions and remains as a major shareholder and Director. He also has served as Vice President of DCM, a distributor of hardware and software products to the financial industry. Mr. Monahan has overseen sales and operations during his career and has extensive experience in securing venture capital. He possesses a Bachelor of Arts Degree from Michigan State University. BRIAN S. DUNN, President, Chief Executive Officer and Secretary. Mr. Dunn has founded numerous companies consisting in both the real estate and securities industries. Mr. Dunn has extensive experience in finance, corporate structure, corporate securities, venture capital and both Human and Public Relations. Mr. Dunn holds a Bachelor of Arts Degree from Michigan State University.

TODD A. BARTLETT, Chief Financial Officer and Treasurer. Mr. Bartlett was CEO and Founder of Bartlett Capital Partners, Ltd. now titled Sierra Holdings, Ltd., a CFO consulting service specializing in business and strategic planning services, SEC reporting, mergers and acquisitions, start-up organization, business and financial modeling, forecasting, and turnaround consulting. Mr. Bartlett also possesses a tremendous amount of expertise in forensic and investigative accounting. Mr. Bartlett possesses a Bachelor of Arts degree in Economics from the University of Michigan and an MBA in Finance from the University of Detroit.

DON  GUNTHER,  Advisor  to  the  Board of Directors.  Mr. Gunther is the retired
Vice-Chairman of Bechtel Group, (www.bechtel.com). Bechtel is one of the world's largest engineering-construction firms with over 50,000 employees located throughout 67 countries. In 2001, Bechtel booked $9.3 billion in new business and worked off of $13.4 billion in revenues. Mr. Gunther has refused any form of compensation for his role.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE.

     Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Securities and Exchange Commission (the "SEC"). Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2002. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company's common stock. In making this statement, the Company has relied on copies of the reporting forms received by it, and upon the written representations from certain reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the SEC.

ITEM 10.  EXECUTIVE COMPENSATION.

     In June 2002, the Company's officers and directors resigned, and new management was elected to replace the former management. Subsequently, the Company has filed a complaint in the United States District Court, Eastern District of Michigan, Southern Division, against Thomas J. Conwell, the former chief executive officer of the Company, and others, alleging, among other things, (i) systematic and fraudulent exclusion of investments and liabilities from the Company's financial statements, (ii) inflated earnings expectations, falsification of operations statistics and (iii) concealed self-dealing by Mr. Conwell and the other defendants named in the complaint. Certain disclosures required by this Item 10 relate to matters that existed or occurred prior to June 2002, and may be the subject of the Company's complaint against Mr. Conwell and the other defendants named in the complaint, and to such extent, new management has no personal knowledge, and after diligent effort and through no fault of their own, new management is unable to ascertain the information necessary to provide the disclosures required by this Item.

COMPENSATION.

     The following table sets forth the compensation awarded to, earned by, or paid to the Company's Chief Executive Officers during the last three fiscal years. Since June 2002, there are no executive officers or other individuals whose compensation exceeded $100,000 for the disclosure period.

                                     SUMMARY COMPENSATION TABLE
                                     --------------------------
                       Annual Compensation          Long-Term Compensation Awards
                       -------------------          -----------------------------
                                                      Restricted
                             Fiscal                   Stock
Name and Principal Position  Year        Salary ($)   Award ($)   Securities Underlying Options (#)
---------------------------  ----------  -----------  ----------  ---------------------------------
Brian S. Dunn . . . . . . .        2002  $   45,500   $  22,625                          1,750,000
Thomas J. Conwell . . . . .        2002          (2)         (2)                                (2)
                                   2001          (2)         (2)                                (2)
                                   2000          (2)         (2)                                (2)



___________
(1) Brian S. Dunn, served as Chief Executive Officer from June 2002 to December 31, 2002.
(2) Thomas J. Conwell served as the Company's Chief Executive Officer for a period of time during fiscal 2002, however, current management is not able to ascertain the date of his resignation. He also served as the Company's CEO for the fiscal years ended December 31, 2001 and 2000. For the reasons set forth in the first paragraph of this Item 10, current management makes no representations in this annual report with respect to the compensation awarded to, earned by or paid to Mr. Conwell for such periods.

STOCK  OPTION  AWARDS.

     The following table sets forth certain information regarding stock options granted to Company's Chief Executive Officers for the period of this annual report.



                    Number of
                    Securities        Percent of Total
                    Underlying        Options Granted    Exercise Price
                    ---------------   ----------------   ----------------
Name . . . . . . .  Options Granted   To Employees              ($/sh)      Expiration Dates
------------------  ----------------  -----------------  ----------------  -----------------
Brian S. Dunn (1).        1,750,000                100%  $          0.03   June - Dec. 2007

Thomas J. Conwell.               (2)                (2)               (2)                (2)



____________
(1) Brian S. Dunn, served as Chief Executive Officer from June 2002 to December 31, 2002.
(2) Thomas J. Conwell served as the Company's Chief Executive Officer for a period of time during fiscal 2002, however, current management is not able to ascertain the date of his resignation. He also served as the Company's CEO for the fiscal years ended December 31, 2001 and 2000. For the reasons set forth in the first paragraph of this Item 10, current management makes no representations in this annual report with respect to the stock options awarded to Mr. Conwell for such periods.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of December 31, 2002, by (i) each person known to the Company to own beneficially more than 5% of its Common Shares, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. As of December 31, 2002, there were 71,045,577 shares of common stock issued and outstanding.



                                               Amount and Nature
                                               ------------------------------
Name and Address of Beneficial Owner (1). . .  of Beneficial Ownership(2) (3)  Percentage of Class (4)
---------------------------------------------  ------------------------------  -----------------------
Don Gunther (5)
8665 Bay Colony Drive, PH # 2204
Naples, Florida 34108 . . . . . . . . . . . .                      20,019,674                   24.87%

Ben M. Jones III (6)
5947 Bermuda Lane
Naples, FL 34112. . . . . . . . . . . . . . .                      11,450,000                   15.37%

Brian S. Dunn (7) . . . . . . . . . . . . . .                       5,295,699                    7.27%

Todd A. Bartlett. . . . . . . . . . . . . . .                         300,000                       *

Douglas J. Hannah . . . . . . . . . . . . . .                       1,305,000                    1.84%

Terrence P. Monahan . . . . . . . . . . . . .                         420,000                       *

Officers and directors as a group (4 persons)                       7,320,699                   10.05%



___________________
*     Less  than  1%.
(1) Except as otherwise indicated, the address of the persons named in the table shall be 645 Penobscot Bldg., Ste. 1300, Detroit, Michigan 48226.
(2) In accordance with Rule 13d-3 promulgated pursuant to the Exchange Act, a person is deemed to be the beneficial owner of a security, for purposes of the rule, if he or she has or shares voting or dispositive power with respect to such security, or has the right to acquire such ownership within sixty (60) days. As used herein, "voting power" is the power to vote or direct the voting of shares, and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
(3) Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all Common Shares beneficially owned by them.
(4) Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding common shares owned as of December 31, 2002 plus, (ii) the number of common shares that such individual or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.
(5) Includes 9,451,002 shares underlying warrants, which Mr. Gunther has the right to acquire within sixty days.
(6) Includes 3,450,000 shares underlying warrants, which shares Mr. Jones has the right to acquire within sixty days.
(7) Includes 1,750,000 shares underlying warrants, which Mr. Dunn has the right to acquire within sixty days.

EQUITY COMPENSATION PLAN INFORMATION.

     The Company has utilized its stock option plans and in the future may continue to utilize such plans to attract, maintain and develop management by encouraging ownership of the Company's common stock by directors, executive officers and other key employees. The following are summaries of the provisions of the Company's stock option plans. These summaries are qualified in their entirety by reference to the plans. Copies of the plans may be obtained from the Company upon request.

     2000  Employee Stock Option Plan.  The Company's 2000 Employee Stock Option
     --------------------------------
Plan was approved by the shareholders and became effective April 2000 (the "Plan"). The Plan authorizes the granting of both incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986 ("ISO"), and non-statutory stock options ("NSSO") to purchase Common Stock. All employees of the Company are eligible to participate in the Plan. The Plan also authorizes the granting of options to Directors and consultants of the Company. A committee designated by the Board of Directors is responsible for the administration of the Plan and determines the employees to be granted options, the period during which each option will be exercisable, exercise price, the number of shares of the common stock covered by each option, however, the exercise price for the purchase of shares subject to such an option cannot be less than 100% of the fair market value on the date the option is granted. The vesting periods for options granted under the Plan are set forth in an option agreement entered into with the optionee. No option granted pursuant to the Plan is transferable otherwise than by will or the laws of descent and distribution. The Committee determines the term of each option, but in no event may such term exceed ten (10) years from the date of grant. Upon the occurrence of a "change in control" of the Company, the maturity of all options then outstanding will be accelerated automatically, so that all such options will become exercisable in full. A "change in control" includes certain mergers, consolidations, reorganizations, sales of assets, or dissolution of the Company. There are 3,500,000 shares of common stock subject to the Plan. As of December 31, 2002, all 3,500,000 shares were available under the Plan.

     2000  Directors  Stock  Option  Plan.  The  Company's  2000 Directors Stock
     ------------------------------------
Option Plan was approved by the shareholders and became effective April 2000 (the "Directors Plan"). The Directors Plan authorizes the granting of Non-Statutory Stock Options ("NSSO") to non-employee directors. A committee of the Board of Directors is responsible for the administration of the Directors Plan. Each option will be exercisable for a period of 10 years from the date of grant, and the exercise price shall be the fair market value of the stock on the date of grant. No option granted pursuant to the Directors Plan is transferable otherwise than by will or the laws of descent and distribution. Each option granted to an outside director under the Director Plan shall vest (1) year from the date of the grant of such option. Upon the occurrence of a "change in control" of the Company, the maturity of all options then outstanding under the Director Plan will be accelerated automatically. A "change in control" includes certain mergers, consolidations, reorganizations, sales of assets, or dissolution of the Company. Pursuant to the Directors Plan, an option to purchase 20,000 shares of common stock is granted automatically to each outside director on the date of each annual meeting of shareholders of the Company, however, as of June 2002, the automatic provision of the Directors Plan was suspended by the Board of Directors, and no additional options were granted under the Directors Plan.

     The following table summarizes certain information about the Company's equity compensation plans as of December 31, 2002.

                                    Number of Securities  Weighted Average   Number of Securities
                                    to be issue Upon      Exercise Price of  Remaining Available
                                    Exercise of           Outstanding        for Future Issuance
                                    Outstanding Options,  Options, Warrants  Under Equity
Plan Category. . . . . . . . . . .  Warrants and Rights   and Rights         Compensation Plans
----------------------------------  --------------------  ------------------  -------------------

EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS:

  2000 Employees Stock Option Plan                     0                   0            3,500,000
  2000 Directors Stock Option Plan                40,000  $       .09 /share              460,000

EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS

  None . . . . . . . . . . . . . .                     0                   0                    0


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On October 9, 2002, the Company signed an agreement with Shop Floor Systems, Inc., whose minority owner; Terrence P. Monahan, is also a member of the Board of Directors of the Company. Shop Floor Systems, Inc. granted the Company the exclusive right and license to distribute a suite of manufacturing software entitled "Plant View Alerts, however, during 2002, no revenues have been earned from this product. The Company paid Shop Floor Systems, Inc., 2,000,000 shares of its common stock, valued at $.05 per share at the date of issuance, in exchange for the initial purchase of two software licenses. Accounting authoritative guidance for publicly traded companies requires companies to record related party transactions using historical cost of the assets transferred. Accordingly, no historical cost exists for this intangible asset and no asset is recorded in the financial statements. The Company is committed to pay this entity the following percentages of stated list prices of the product: 40% of stated list price for licenses one to ten sold per calendar year, 30% of stated list price for licenses eleven to twenty sold per calendar year, and 20% of stated list price for licenses in excess of twenty sold per calendar year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.  Exhibits required by this Item are listed in the Index to
     --------
Exhibits  following  Item  15.

(b)  Reports on Form 8-K.  The Company filed the following reports on Form 8-K.:
     -------------------

     1. On March 11, 2002, the Company filed under Item 5 to announce the completion of the merger with Tricomp, Inc. and asset sale.

     2. On April 2, 2002, the Company filed under Item 5 to announce the completion of the merger with Tricomp, Inc.

     3. On April 4, 2002, the Company filed under Item 5 to announce the closing of the share exchange agreement between the Company and Tricomp, Inc.

     4. On April 15, 2002, the Company filed under Item 5 to announce the closing of the share exchange agreement between the Company and Tricomp, Inc.

     5. On April 24, 2002, the Company filed under Item 5 to announce the closing of the share exchange agreement between the Company and Tricomp, Inc.

     6. On April 29, 2002, the Company filed under Item 5 to announce the closing of the share exchange agreement between the Company and Tricomp, Inc.

     7. On June 5, 2002, the Company filed under Item 5 to announce the merger with Tricomp, Inc. had been terminated.

     8. On June 17, 2002, the Company filed under Item 5 to announce the merger with Tricomp, inc. had been terminated, it had relocated the corporate offices and elected two new directors to it's board.

     9. On October 1, 2002, the Company filed under Item 5 to announce the filing of a lawsuit against the former President and CEO Thomas J. Conwell, his wife and son, several trusts and numerous offshore Bahamian trading entities.

     10. On October 9, 2002, the Company filed under Item 5 to announce the purchase of Plant View Alerts Software Suite, from Shop Floor Systems, IncSerefex purchased the exclusive software rights for $100,000 dollars payable in restricted stock valued at $0.05 per share, which represents 2,000,000 shares of common stock.

     11. On October 28, 2002, the Company filed under Item 4 to announce the resignation of it's relationship with the Company's Auditors Clancy and Company.

ITEM 14.  CONTROLS AND PROCEDURES.

     The Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Rule
13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this Annual Report (the Evaluation Date). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that, as of the Evaluation Date, the disclosure controls and procedures, established by the Company's new management, following the resignation of former management in June 2002, were adequate to ensure that information required to be disclosed by the Company in reports that the Company files under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. The Company has not made any significant changes to its internal controls subsequent to the Evaluation Date. The Company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect the controls put in place by new management after June 2002, and therefore, no corrective action was taken.

ITEM  15.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

     The firm of Clancy and Co. served as the Company's independent public accountants during the fiscal years ended December 31, 2000 and December 31, 2001, until their resignation in October 2002. The firm of Bongiovanni and Associates currently serve as the Company's independent accountants. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

     Set forth below is a summary of the fees paid to the Company's principal accountants for the past two years for the professional services performed for the Company.

     Audit  Fees.
     -----------

     We agreed to pay Bongiovanni & Associates a total of $14,581 for professional services rendered for the audit of the Company's financial statements for the fiscal year ended December 31, 2002, and for their review of the financial statements included in the Company's quarterly reports on Form 10-QSB for the third quarter of the fiscal year ended December 31, 2002

     We were billed by Clancy and Co. a total of $20,650 for professional services rendered for the audit of the Company's financial statements for the fiscal year ended December 31, 2001 and for their review of the financial statements included in the Company's quarterly reports on Form 10-QSB for the first two quarters of the fiscal year ended December 31, 2002. Previously, we were billed by Clancy and Co. a total of $25,500 for professional services rendered for the audit of the Company's financial statements for the fiscal year ended December 31, 2000 and for their review of the financial statements included in the Company's quarterly reports on Form 10-QSB for the quarters of the fiscal year ended December 31, 2001.

     Audit-Related  Fees.
     -------------------

          None

     Tax  Fees.
     ---------

     We paid Bongiovanni a total of $1,500 for tax advisory services performed for us during the fiscal year ended December 31, 2002.

     We paid Clancy and Co. a total of $1,500, and $1,250 for tax advisory services performed for us during the fiscal year ended December 31, 2002 and December 31, 2001, respectively.

     All  Other  Fees.
     ----------------

          None.


                     INDEX TO EXHIBITS

The following exhibits are filed as part of this report:

Exhibit
Number.  Description
-------  ----------------------------------------------------------------------------------------------------------------------
2.1 . .  Plan of Merger between SpectraFax Corp. and Serefex Corporation *
3.1 . .  Certificate of Incorporation of Serefex Corporation **
3.2 . .  Bylaws of Serefex Corporation **
4.1 . .  Specimen of Common Stock Certificate *
10.1. .  Plant View Alerts Purchase Agreement between Shop Floor Systems, Inc. and Serefex Corporation, dated October 9, 2002 *
         Sales Representative Agreement by and between Consolidated Coatings Corporation and Serefex
10.2. .  Corporation dated January 20, 2003 *
23. . .  Consent of Independent Auditors*
16.1. .  Letter on Change in Certifying Accountant ***
         Certificate of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the
99.1. .  Sarbanes-Oxley Act of 2002 *
         Certificate of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the
99.2. .  Sarbanes-Oxley Act of 2002 *



__________
*     Filed herewith.
** Filed in the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on February 20, 2002.
*** Filed as Exhibit 16(b) to the Company's Current Report on Form 8-K, as filed with the Commission on November 8, 2002.

                                   SIGNATURES

     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April  10,  2003

     SEREFEX  CORPORATION

By:  /s/  Brian  S.  Dunn
     -----------------------
     Brian  S.  Dunn,  Chief  Executive  Officer
     -------------------------------------------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature . . . . . . .  Title                    Date
-----------------------  ------------------------ --------------
/s/ Brian S. Dunn . . .  Chief Executive Officer  April 10, 2003
Brian S. Dunn . . . . .  President and Secretary
-----------------------
/s/ Todd A. Bartlett. .  Chief Financial Officer  April 10, 2003
Todd A. Bartlett. . . .  Treasurer
-----------------------
/s/ Douglas J. Hannah .  Director                 April 10, 2003
Douglas J. Hannah
-----------------------
/s/ Terrance P. Monahan  Director                 April 10, 2003
Terrance P. Monahan
-----------------------


                                  CERTIFICATION

I,  Todd  A.  Bartlett,  certify  that:

1.     I have reviewed this Annual Report on Form 10-KSB of Serefex Corporation.

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the Financial Statements, and other financial information included in the Annual Report fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15D-14 for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidates subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date") and;

     c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  10,  2003

          SEREFEX  CORPORATION


By:     /s/  Todd  A.  Bartlett.
        ------------------------
Todd  A.  Bartlett,  Chief  Financial  Officer





                                  CERTIFICATION

I,  Brian  S.  Dunn,  certify  that:

1.     I have reviewed this Annual Report on Form 10-KSB of Serefex Corporation.

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the Financial Statements, and other financial information included in the Annual Report fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15D-14 for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidates subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date") and;

     c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  10,  2003

         SEREFEX  CORPORATION

By:     /s/  Brian  S.  Dunn
        --------------------
Brian S. Dunn, Chief Executive Officer

                                TABLE OF CONTENTS
                                -----------------


                                                           PAGE(S)
                                                           -------

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS             F-1

AUDITED FINANCIAL STATEMENTS:

          Balance Sheet                                        F-2

          Statement of Operations                              F-3

          Statement of Stockholders' Deficit                   F-4

          Statement of Cash Flows                              F-5

          Notes to Audited Financial Statements           F-6,F-13

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders:
Serefex Corporation
645 Penobscot Building, Suite #1300
Detroit, Michigan 48226

We  have  audited  the  accompanying  balance  sheet  of  Serefex Corporation (a
Delaware corporation) as of December 31, 2002 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

The Company was not able to provide sufficient competent evidential matter for the balance sheet as of December 31, 2001, and we were not able to apply other auditing procedures to satisfy ourselves as to its fairness. Accordingly, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the accompanying statements of operations, stockholder's deficit and cash flows for the year ended December 31, 2002.
In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Serefex Corporation as of December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BONGIOVANNI & ASSOCIATES
----------------------------
BONGIOVANNI & ASSOCIATES
POMPANO BEACH, FLORIDA

March 11, 2003



                                  SEREFEX CORP.
                                  BALANCE SHEET
                                DECEMBER 31, 2002
                               ===================

ASSETS                                                                   2002
Current Assets
   Cash and cash equivalents                                      $     22,932
                                                                   ------------
Total Current Assets                                                    22,932
                                                                   ------------
Total Assets                                                      $     22,932
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable & Accrued Expenses                                 368,414
                                                                   ------------
Total Current Liabilities                                              368,414
                                                                   ------------
Total Liabilities                                                      368,414


Stockholders' Equity
Common Stock: $0.0001 Par Value, Authorized Shares:  300,000,000;
   Issued and Outstanding:  71,045,577                                    7,105
Additional Paid In Capital                                           13,070,712
Less:  Treasury Stock, at cost, 4,000 shares outstanding                 (4,000)
Accumulated Deficit                                                 (13,479,299)
                                                                   ------------
Total Stockholders' Equity (A Deficit)                                 (345,482)
                                                                   ------------
Total Liabilities and Stockholders' Equity                         $     22,932
                                                                   ============







The accompanying notes are an integral part of these financial statements



                                SPECTRAFAX CORP.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECMEBER 31, 2002 AND 2001
                 ==============================================


Year Ended December 31:                                             2002          2001
                                                                 ---------     -----------
General and administrative                                    $(1,253,759)   $   (851,975)

Other income and expense
   Other Income                                                   100,069              -
   Prior Period Adj.                                              849,758
   Interest expense                                               (44,655)       (120,686)
                                                                 ---------       ---------

Net loss from continuing operations                              (348,587)       (972,662)
Loss from discontinued operations                                      -         (106,077)
                                                                 ---------     -----------

Net loss available to common stockholders                     $  (348,587)   $ (1,078,739)
                                                                =========       =========

Basic and Diluted loss per share of common stock:
    Loss from continuing operations                           $     (0.01)   $      (0.04)
    Loss from discontinued operations                               (0.00)          (0.01)
                                                                    ------          ------
    Total                                                     $     (0.01)   $      (0.05)
                                                                    =====           ======

Basic and Diluted Weighted Average Common Shares Outstanding    47,797,613      23,467,289
                                                                ==========      ==========








The accompanying notes are an integral part of these financial statements



                                SPECTRAFAX CORP.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ==============================================
                                                                          Additional
                                      Preferred    Common      Stock       Paid In     Treasury    Accumulated
                                        Stock      Shares     Amount       Capital       Stock       Deficit          Total
                                         -----   ---------    --------   -----------   ---------   -------------   ------------
Balance, December 31, 2000                  -   21,448,374      2,144    10,614,747     (4,000)    (11,991,974)     (1,379,083)
Common stock issued to reduce due to
     related party                          -       18,000          2         2,698           -               -          2,700
Common stock canceled                       -    (175,000)       (17)            17           -               -              -
Common stock issued for services
     rendered                               -    5,135,000        513       407,337           -               -        407,850
Net loss                                    -                       -                               (1,078,739)     (1,078,739)
                                         -----   ---------    --------   -----------   ---------   -------------   ------------
Balance, December 31, 2001                  -   26,426,374    $2,642   $11,024,799   $(4,000)   $(13,070,713)   $(2,047,272)
                                         =====   =========    ========   ===========   =========   =============   ============

Balance, December 31, 2001                      26,426,374    $2,642   $11,024,799   $(4,000)   $(13,070,713)   $(2,047,272)
Common Stock Issued for services                 8,036,509    $804     $   213,365          -               -       214,169
Proceed from Issuance of Common Shares          13,783,322    $1,378   $   103,122          -               -       104,500
Issuance of Common Shares for Conversion
Of Debt                                         22,799,362    $2,281   $ 1,729,426          -               -     1,731,707
Net Loss                                                            -            -          -        (348,587)     (348,587)

Balance, December 31, 2002                      71,045,577    $7,105   $13,070,713   $(4,000)   $(13,419,300)    $ (345,483)
                                         =====   =========    ========   ===========   =========   =============   ============








The accompanying notes are an integral part of these financial statements.



                                SPECTRAFAX CORP.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2002
                 ==============================================
Year ended December 31:                                                         2002              2001
                                                                                ----              ----
Cash flows from operating activities
Net loss                                                                       $(348,587)      (1,078,739)
Adjustments to reconcile net loss to net cash used in operating activities
     Common stock issued for services                                             214,169          407,850
     Warrants Issued                                                               88,509                -
     Net assets of discontinued operations                                              -            3,496
  Changes in assets and liabilities
    (Increase) Decrease in prepaid expenses and other assets                      585,284           20,683
    (Increase) Decrease in security deposits                                            -           11,258
     Increase (Decrease) in accounts payable                                     (203,139)          94,034
     Increase (Decrease) in notes due related party                               219,078                -
     Increase (Decrease) in accrued interest payable                                    -           96,445
     Increase (Decrease) in accrued liabilities                                  (199,142)         (10,412)
                                                                           --------------     -------------
Total adjustments                                                                 266,603          623,354
                                                                           --------------     -------------
Net cash flows used in operating activities                                       (81,984)        (455,385)
                                                                           --------------     -------------
Cash flows from investing activities
   Acquisition of property and equipment                                                -                -
   Deposit on Lease/Asset Purchase Agreement                                            -          300,000
   Advances from officers                                                               -          109,145
   Repayments to officers                                                               -          (67,135)
   Purchase of 2Alertme assets                                                          -                -
                                                                           --------------     -------------
Net cash flows provided by (used in) investing activities                               -          342,010
                                                                           --------------     -------------
Cash flows from financing activities
   Checks issued in excess of cash                                                      -                -
   Proceeds from the issuance of notes payable                                          -           86,000
   Repayments on notes payable                                                          -          (12,200)
   Proceeds from the sale of common stock                                         104,500                -
                                                                            --------------     -------------
Net cash flows provided by financing activities                                   104,500           73,800
                                                                           --------------     -------------

Increase (Decrease) in cash and cash Equivalents                                   22,517          (39,575)
Cash and cash equivalents, beginning of year                                          415           39,990
                                                                           --------------     -------------
Cash and cash equivalents, end of year                                     $       22,932              415
                                                                           ==============     =============







The accompanying notes are an integral part of these financial statements.

                               SEREFEX CORPORATION
                          Notes To Financial Statements
                      For the Year Ended December 31, 2002
                      ====================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Background  -  Serefex Corporation (the Company) was organized under the laws of
----------
the State of Delaware on March 6, 2002 as a corporation. On April 25, 2002, the Company legally entered into a Plan and Agreement of Merger with Spectrafax Corp. (a Florida corporation), the terminating corporation, and commenced operations under the name of Serefex Corporation as of that date simultaneously with the merger. On April 25, 2002, the terminating corporation exchanged its issued common shares with the Company whereby each said common share which was issued and outstanding immediately prior to the effective time of the merger remained issued and outstanding afterwards. The transaction was accounted for as a merger of entities under common control in accordance with Appendix D of Statement of Financial Accountings Standards Statement No. 141 wherein the stockholders of the Company retained the same outstanding common stock of the terminating corporation after the merger. Accordingly, the transaction was accounted for at historical cost similar to accounting for a pooling-of-interests. The merger's objective was for Spectrafax to be domiciled in a different state and change its name. Serefex had no prior operating history prior to the merger.

The Company currently operates as a licensed sales representative for an unrelated, foreign, manufacturer of specialty coatings. See Subsequent Events footnote herein for further discussion. The Company's sales are primarily to customers in the licensed territory of the entire State of Florida.
Additionally, the Company is currently establishing sales and distribution channels for its "Plant View Alerts" software suite.

Basis  of  Presentation  -  The financial statements included herein include the
-----------------------
accounts of the Serefex Corporation prepared under the accrual basis of accounting.

Management's  Use  of  Estimates  -  The  preparation of financial statements in
--------------------------------
conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash  and  Cash  Equivalents - For purposes of the Statements of Cash Flows, the
----------------------------
Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Fair  Value  of  Financial  Instruments  -  The  carrying  amounts  of financial
---------------------------------------
instruments including accounts payable and accrued expenses approximated fair value because of the immediate short-term maturity of these instruments.

                              SEREFEX CORPORATION
                          Notes To Financial Statements
                      For the Year Ended December 31, 2002
                      ====================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')
-----------------------------------------------------------

Income  Taxes  -  Income  taxes are provided for the tax effects of transactions
-------------
reported in the financial statements and consist of deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting and net operating loss-carry forwards. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

The income tax benefit consists of taxes currently refundable due to net operating loss carry back provisions for federal and state governments. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Loss Per Share- The Company reports earnings (loss) per share in accordance with
--------------
Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share due to the anti-dilutive effect of warrants on the net loss of the Company.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards
---------------------------
Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the years covered in the financial statements.

Stock-Based Compensation - The Company accounts for stock-based compensation
------------------------
using the fair value method of Financial Accounting Standard No. 123. Shares issued for services rendered by a third party are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable. The Company accounts for options and warrants under the same authoritative guidance using the Black-Scholes Option Pricing Model.

                               SEREFEX CORPORATION
                          Notes To Financial Statements
                      For the Year Ended December 31, 2002
                      ====================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')
-----------------------------------------------------------

Recent  Accounting  Pronouncements  -  In  July  2001,  the Financial Accounting
----------------------------------
Standards Board issued Statement of Financial Accounting Standards (SFAS) No.143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 generally establishes a standard framework which to measure impairment of long-lived assets and expands the Accounting Principles Board ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to include a component of the entity (rather than a segment of the business). SFAF No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its financial condition and cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" effective for exit or disposal activities initiated after December 31, 2002. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3. SFAS No. 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The implementation of the pronouncement does not have material effect on its financial condition and cash flows.

                              SEREFEX CORPORATION
                          Notes To Financial Statements
                      For the Year Ended December 31, 2002
                      ====================================

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the year ended December 31, 2002 is summarized as follows:

Cash  paid  during  the  period  for  interest  and  income  taxes:

          Income Taxes                         $   --
          Interest                             $   --

NON-CASH FINANCING ACTIVITES:
-----------------------------
Common stock issued for services rendered               $ 214,169
                                                        =========

Warrants issued for services rendered                   $  88,509
                                                        =========

NOTE C - INCOME TAXES

The Company has approximately $13,000,000 of net operating losses available that expire in various years through the year 2022.

Due to operating losses and the inability to recognize an income tax benefit there from, there is no provision for current federal or state income taxes for the year ended December 31, 2002.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's deferred tax asset at December 31, 2002 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $4,400,000 less a valuation allowance in the amount of approximately $4,400,000 respectively. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $119,000 for the year ended December 31, 2002.

The Company's total deferred tax asset as of December 31, 2002 is as follows:

     Net operating loss carry forwards          $   13,000,000
     Valuation allowance                           (13,000,000)
                                               ----------------

     Net deferred tax asset                     $           --
                                               ================

                              SEREFEX CORPORATION
                          Notes To Financial Statements
                      For the Year Ended December 31, 2002
                      ====================================

NOTE C - INCOME TAXES (CONT.)

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year ended December 31, 2002 is as follows:

Income tax computed at the federal statutory rate         34%
State income taxes, net of federal tax benefit           -0-%
                                                        -----
     Valuation allowance                                 (34%)
                                                        -----
     Net deferred tax asset                              -0-%
                                                        =====

NOTE D - GOING CONCERN

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations to date. It experienced a loss of $1.198,345 during 2002, had a net deficiency in equity of $345,483 and a net working capital deficit of $345,483 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow. Additionally, the Company must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE E - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2002.

                               SEREFEX CORPORATION
                          Notes To Financial Statements
                      For the Year Ended December 31, 2002
                      ====================================

NOTE F - EQUITY
---------------

In connection with its merger with Spectrafax Corp. on April 25, 2002 as described in Note A, the Company exchanged shares of its common stock for all of the issued and outstanding shares of Spectrafax Corp. The Company simultaneously changed its name to Serefex Corporation and maintained the par value of its common stock at $.0001. Equity in the terminating company has been recapitalized herein.

During the year ended December 31, 2002, 13,940,444 common shares were issued to consultants and officers as compensation for services rendered to the Company and valued at the fair market value of the shares at the time of issuance as determined by a third party source. 4,590,444 of these common shares were issued to the Company's officers, directors and related entities associated with these parties.

During the year ended December 31, 2002, 14,895,427 common shares were issued to creditors and vendors in satisfaction of debt and payables owed by the Company and valued at the fair market value of the shares at the time of issuance as determined by a third party source.

During the year ended December 31, 2002, 2,000,000 common shares were issued to a related party for purchase of licenses as discussed in Footnote H herein.

During the year ended December 31, 2002, 13,783,332 common shares were issued to investors for $104,500 cash received.

NOTE G - STOCK WARRANTS
-----------------------

During 2002, the Company issued stock warrants to various parties. The stock warrants allow the parties to purchase shares of the Company's stock at various prices per share per each individual warrant agreement. The warrants allow the various parties to purchase one common share of the Company's stock for each warrant. The warrants expire at various times through May 2008 per each individual warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. Forfeited warrants during 2002 totaled 1,475,000 shares due to termination of employment. During the year ended December 31, 2002, the Company recorded an expense of approximately $89,000, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming 5% risk-free interest, 0% dividend yield, 60% volatility, and a expected lives ranging from nine months to six years.

                               SEREFEX CORPORATION
                          Notes To Financial Statements
                      For the Year Ended December 31, 2002
                      ====================================

NOTE G - STOCK WARRANTS (CONT.)
-------------------------------

Stock warrants outstanding and exercisable on December 31, 2002 are as follows:



                    Weighted Average  Weighted Average
                    ----------------  -----------------
Range of Exercise.  Shares Under      Exercise Price     Remaining Life
------------------  ----------------  -----------------  --------------
Price per  Share .  Option            Per Share          In Years
------------------  ----------------  -----------------  --------------
Outstanding:
------------------
..006 - $.10 . . .        18,614,676  $            0.03            3.02
------------------  ----------------  -----------------  --------------
..20 - $3.50 . . .         1,356,001  $            1.36            4.05
------------------  ----------------  -----------------  --------------
19,970,677
------------------

Exercisable: . . .        17,139,676  $            0.03              --
------------------  ----------------  -----------------  --------------
..006 - $.10 . . .         1,356,001  $            1.36              --
------------------  ----------------  -----------------  --------------
..20 - $3.50 . . .        18,495,677
------------------  ----------------  -----------------  --------------



NOTE  H - RELATED PARTY TRANSACTIONS

On October 9, 2002, the Company signed an agreement with a related entity whose minority owner is also a board member of the Company. This related party granted the Company the exclusive right and license to distribute its product, however, during 2002, no revenues have been earned from this product. The Company paid 2,000,000 shares of its common stock valued at $.05 per share at the date of issuance. Accounting authoritative guidance for publicly traded companies requires companies to record related party transactions using historical cost of the assets transferred. Accordingly, no historical cost exists for this intangible asset and no asset is recorded in the financial statements. The Company is committed to pay this entity the following percentages of stated list prices of the product: 40% of stated list price for licenses one to ten sold per calendar year, 30% of stated list price for licenses eleven to twenty sold per calendar year, and 20% of stated list price for licenses in excess of twenty sold per calendar year.

NOTE  I - COMMITMENTS

Upon unanimous vote of the Company's Finance Committee, the Company is committed to pay 100,000 shares of its common stock to its Chief Financial Officer in the first quarter of 2003 as compensation. Also, the Committee approved a quarterly salary of $19,500 to the Company's President for his annual term of employment.

                              SEREFEX CORPORATION
                          Notes To Financial Statements
                      For the Year Ended December 31, 2002
                      ====================================

NOTE  J - LITIGATION

As of December 31, 2002, the Company faces a few lawsuits filed by various former creditors, vendors and other parties. The Company has accrued $75,000 for a judgment filed against the Company by a bank that it formerly used. The amount is probable of payment under Statement of Financial Accounting Standards No. 5. The Company believes that adequate provision has been made for all other judgments that may be awarded against the Company. Two of the other lawsuits have been resolved through payment of common stock and two lawsuits have not yet been resolved. The Company is aware of alleged illegal acts on behalf of the Company's former officer. The Company's attorney has opined to the Company that the effects of any unlikely outcome to the Company are remote and immaterial.

NOTE  K - SUBSEQUENT EVENTS

On January 20, 2003, the Company entered in to a Sales Representative Agreement with an unrelated foreign manufacturer of specialty coatings. The Company was granted the exclusive territory in the State of Florida and became a licensed sales representative of specialty coatings for the unrelated entity. The term of the contract is one year with renewal options for an additional four one-year periods thereafter. If the Company does not produce a minimum of $250,000 in gross sales within six months of the date of the agreement, the State of Florida exclusivity can be terminated. This represents a concentration of major customer risk.

Subsequent to year-end, the Company an additional 3,100,000 stock warrants to various parties of which 1,000,000 were to the Company's officer. The stock warrants allow the parties to purchase shares of the Company's stock at various prices per share per each individual warrant agreement. The warrants allow the various parties to purchase one common share of the Company's stock for each warrant. The warrants expire at various times from February 2006 through May 2008 per each individual warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. The exercise prices range from $.03 to $.10 per warrant.

Subsequent to year-end, the Company received $112,884 from the exercise of 8,440,210 of the Company's issued and outstanding warrants.