Form 10QSB
period 2003-03-31
SEREFEX CORP
filed 2003-05-14
CIK 773937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _________ to _________


Commission file number:   0-24362
---------------------------------


                               SEREFEX CORPORATION
                 (Name of Small Business Issuer in Its Charter)


              DELAWARE                              59-2412164
          -------------------------------------------------------------
     (State or Other Jurisdiction of     (I.R.S. Employer
     Incorporation or Organization)     Identification No.)


                        4420 MERCANTILE AVENUE, SUITE #4
                              NAPLES, FLORIDA 34104
          -------------------------------------------------------------
                     (Address of Principal Executive Office)


                                 (239) 262-1610
          -------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)




As of the close of business on April 30, 2003, 80,724,045 shares of the Company's common stock, par value $.0001 per share, were outstanding.


Transitional Small Business Disclosure Format (check one):
Yes [ ]   No  [X]

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.





                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements                                       1
                              Balance Sheet                                    1
                              Statements of Operations                         2
                              Statements of Cash Flows                         3
                              Notes To Financial Statements                    4

         Item 2.    Management's Discussion and Analysis or Plan of Operation  5

         Item 3.    Controls and Procedures                                    8

PART II.  OTHER INFORMATION

         Item 1.   Legal Proceedings                                           8

         Item 2.   Changes in Securities and Use of Proceeds                   9
         Item 3.   Defaults Upon Senior Securities                             9

         Item 6.   Exhibits and Reports on Form 8-K                           10

SIGNATURES                                                                    11

CERTIFICATIONS                                                                12

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

ITEM 1.  FINANCIAL STATEMENTS


                               SEREFEX CORPORATION
                                  BALANCE SHEET
                           MARCH 31, 2003 (unaudited)
                          ---------------------------
ASSETS
  CURRENT ASSETS
    CASH & CASH EQUIVALENTS . $        26,355
    DEPOSITS & PREPAID EXP. .           7,428
                               ---------------
  TOTAL CURRENT ASSETS. . . .          33,783
                               ---------------
  FIXED ASSETS
    COMPUTER EQUIP. . . . . .           2,021
    SMALL EQUIPMENT . . . . .             570
    FURNITURE & FIXTURES. . .           1,824
    ACCUMULATED DEPRECIATION.            (144)
                               ---------------
  TOTAL FIXED ASSETS. . . . .           4,271
                               ---------------
TOTAL ASSETS. . . . . . . . .          38,054
                               ===============

LIABILITIES & EQUITY
  LIABILITIES
    CURRENT LIABILITIES
      ACCOUNTS PAYABLE. . . .         181,021
                               ---------------
    TOTAL CURRENT LIABILITIES         181,021
                               ---------------
  TOTAL LIABILITIES . . . . .         181,021
                               ---------------
  EQUITY
    COMMON STOCK. . . . . . .           8,072
    PAID IN CAPITAL . . . . .      13,224,714
    TREASURY STOCK. . . . . .          (4,000)
    RETAINED EARNINGS . . . .     (13,371,753)
                               ---------------
  TOTAL EQUITY. . . . . . . .        (142,967)
                               ---------------
TOTAL LIABILITIES & EQUITY      $      38,054
                               ===============




                  See condensed notes to financial statements.



                                    SEREFEX CORPORATION
                                  STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (unaudited)
               --------------------------------------------------------------
                                                                  2003            2002
                                                                  ----            ----
General and administrative                                      $     -        $  517,805
   Professional Fees                                              64,212                -
   General & Administrative                                       10,310                -
                                                               -----------     -----------
Interest expense                                                       -           30,790
                                                               -----------     -----------

Net loss from continuing operations                              (74,522)        (548,595)
                                                               -----------     -----------

Gain from Negotiated Settlements                                 122,596                -
Other Expenses                                                      (529)               -
Loss from discontinued operations                                      -           (6,525)
                                                               -----------     -----------
Net Gain (loss) available to common stockholders                $47,545       $  (555,120)
                                                               ===========     ===========

Basic and Diluted loss per share of common stock:
    Gain (Loss) from continuing operations                      $    .001    $      (0.02)
    Loss from discontinued operations                                                   -
                                                               -----------     -----------
    Total                                                       $    .001    $      (0.02)
                                                               ===========     ===========
Basic and Diluted Weighted Average Common
Shares Outstanding                                             75,884,811       35,283,596
                                                               ===========     ===========






                  See condensed notes to financial statements.



                                                   SEREFEX CORPORATION
                                                STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (unaudited)
                             --------------------------------------------------------------
                                                                                          2003              2002
                                                                                          ----              ----
Cash flows from operating activities
Net Income (loss)                                                                          $47,545           $(555,120)
Adjustments to reconcile net loss to net cash used in operating activities
     Common stock issued for services                                                       24,000             513,750
     Depreciation and Amortization                                                             144                   0
     Loss on sale of assets                                                                                      6,525
     Acquisition of Assets
Changes in assets and liabilities
    (Increase) Decrease in prepaid expenses and other assets                                (7,428)                  0
     Increase (Decrease) in accounts payable and accrued liabilities                       (68,293)              3,761
     Increase (Decrease) in accrued interest payable                                                            30,790
                                                                                       -------------      -------------
Total adjustments                                                                          (51,577)            554,826
                                                                                       -------------      -------------
Net cash flows used in operating activities                                                 (4,032)               (294)
                                                                                       -------------      -------------
Cash flows from investing activities
     Acquisition of Fixed Assets                                                            (4,416)                 -
                                                                                       -------------      -------------
Cash flows from financing activities
    Proceeds from the issuance of Stock                                                     130,970                  -
    Repayments on notes payable                                                            (119,100)                 -
                                                                                       -------------      -------------
Net cash flows provided by financing activities                                              11,870                  -
                                                                                       -------------      -------------
Increase (Decrease) in cash and cash Equivalents                                              3,422               (294)
Cash and cash equivalents, beginning of period                                               22,932                415
                                                                                       -------------      -------------
Cash and cash equivalents, end of period                                               $     26,354      $         121
                                                                                       =============      ============

Cash paid for interest and income taxes:                                                         -                  -
                                                                                       =============      ============

Noncash activities:  Common stock issued for purported services                          $513,750         $         -
                     Rendered.  See Item #1                                             =============      ============







See condensed notes to financial statements.

                               SEREFEX CORORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2002, as filed on Form 10-KSB.

     Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2002 Annual Report on Form 10-KSB. Our results for the three months ended March 31, 2003 may not be indicative of our results for the twelve months ended December 31, 2002.

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

     As shown in the Company's financial statements, the Company suffered recurring losses from operations to date. It had a net deficiency in equity of $142,967 and a net working capital deficit of $147,238 as of March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern will depend on many factors, including the ability of the Company to successfully market licenses for Plant View Alerts Suite to small and mid-sized manufactures under its agreement with Shop Floor, and/or its ability to successfully resell paint and specialty coatings products in Florida under its agreement with CCC. In this regard, management intends to seek strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of one or both of the Company's new business operational activities, of which there can be no assurance, our new management plans to raise new equity capital in order to improve liquidity and sustain operations.

     Management believes that actions presently being taken, such as the recent purchase of it's Plant View Alerts software, it's contract to exclusively market various specialty coating products, and various external financing sources will provide it with financial resources and the ability to meet its future financing requirements. The success of its future operations cannot be determined at this time. These factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 3 - COMMON STOCK

     The following is a summary of the stock issued during the three months ended March 31, 2003:

(a) 5,450,000 shares for financing continuing operations at $0.01 per share or $54,500;
(b) 823,544 shares for financing continuing operations at $0.08 per share or $65,884;
(c) 2,400,000 shares for various services rendered at $0.01 per share, or $24,000;
(d) 1,000,000 shares for conversion accounts payable at $0.01 per share or $10,000;
(e) 2,264 shares for conversion of accounts payable at $0.25 per share, or $566;
(f) 2,660 shares for conversion of accounts payable at $0.25 per share, or $5665.

                     [End of Notes to Financial Statements.]


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Critical  Accounting  Policies  and  Estimates.
     ----------------------------------------------

     The information presented under Item 2 of this Quarterly Report is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience, if applicable, and on various other assumptions that are believed by management to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the fiscal quarter ended March 31, 2003, the Company does not presently have any "critical accounting policies."

     Nature of the Company's Present Operations and Plan of Operation.
     ----------------------------------------------------------------

     Throughout 2002 and through the first quarter of 2003, the Company was actively engaged in seeking a merger/acquisition partner and related discussions and activities associated with reducing its debt and increasing its assets. The Company did not consummate any merger/acquisition transactions with operating companies, however the Company entered into two marketing agreements, embarking on new operational activities, described below.

     In October 2002, the Company entered into an agreement (the "Software Reseller Agreement") with Shop Floor Systems, Inc. located in Detroit, Michigan, and the developer of a state of the art manufacturing software suite, entitled "Plant View Alerts". The Plant View Alerts Software Suite delivers real-time, mission critical information from the shop floor to any person in the manufacturing organization, including real-time collection and archiving of data from any source (machine) on the shop floor, the transmission of shop floor data to external user-defined points, and the ability to analyze both current and historical data for continued improvement of the manufacturer's processes. In accordance with the Software Reseller Agreement, the Company acquired the exclusive right to purchase and resell to manufacturers, licenses for the use of the Plant View Alerts Software Suite. Initially, the Company has purchased two
(2) of such software licenses for resale to end-users. Management anticipates that initial sales of these licenses will be to affiliates of the Company. Management's future plans, however, are to create sales and distribution networks of primarily small and mid-sized manufacturers for whom access to real-time information from the shop floor, and better management of resources is becoming more important. Presently, many small to mid-size manufactures, with limited IT budgets, believe that shop floor systems are either too expensive, too complex for their needs, or that they will not get full value out of such systems. As a result, Management believes there is a significant number of small to mid-sized companies that have yet to invest in shop floor systems and accordingly, there may be an unmet need in the market for such companies. Management believes the Plant View Alerts Software Suite can affordably meet the needs of its target market, which will benefit from turning to an automated shop floor system to support operations. In addition to the sale of licenses for the Plant View Alerts Suite, installation fees, sales of training and support services to the end-user of the manufacturing software, may provide the Company with additional and/or continuing income streams.

     In January 2003, the Company entered into an exclusive marketing contract with Consolidated Coatings Corporation, a Canadian corporation (hereinafter referred to as "CCC"), a manufacturer of patented and patent-pending paint and specialty coatings products (the "Specialty Coatings Agreement"). The Company will offer for sale CCC's complete line of paint and specialty coatings products for the interior, exterior, marine, industrial and forestry applications. As a sales representative of CCC, the Company will offer a full range interior product line of water based and oil based paints and other products including melamine, urethane, stains and floor enamel under the brand Ames PaintsTM. Exterior product offerings include Rhinohide brand exterior latex stuccos, solid hide stains and semi-transparent stains. The Company will also market CCC's Deckote brand acrylic coatings for sundecks, porches, balconies, steps, patios and concrete areas. Additional products include a line of wood restoration coatings marketed under the Woodpal brand name, and CCC's Pacific Sailor brand of products, consisting of topside enamels and underside coatings for marine applications. CCC's product lines also include "MagnaPaint" a water based product that is applied under regular wall paint, to create a magnetic surface/invisible bulletin board; and a line of industrial paint coatings under the brand name Ferrocon, for pipelines, stadiums, industrial machinery, construction equipment and engineered wood products. Management is currently planning to open an office and warehouse space in or around the Naples, Florida area, in the second quarter of 2003, with an initial focus on the sale of CCC's MagnaPaint product line of magnetic paints and other products to the residential and commercial construction industries in Southwest Florida.

     In addition to the commencement of new operations implementing the Company's agreements with Shop Floor and CCC, the Company's current plan of operation for the coming year is to complete an acquisition and/or merger with an operating company, and to introduce the products of the acquired company into the marketplace. The Company has no present plans to limit its business opportunities to any particular industry, and will evaluate each candidate on its merits.

     Results  of  Operations.

     Net Income. The Company had net income of $47,545, or $.001 per common share, for the three months ended March 31, 2003 as compared with a net loss of $(555,120), or $(.02) for the same period ended March 31, 2002. The change in net loss was primarily due to a gain of $122,596 from negotiated settlements of accounts payable in the first quarter of 2003.

     Expenses. Selling, general and administrative expenses for the three months ended March 31, 2003 were $74,522, which primarily represents professional fees incurred in connection with the audit of the Company's 2002 financial statements, compliance with Securities and Exchange Commission reporting requirements, and legal work performed in connection with various litigation matters with which the Company is involved. This amount appears to represents a $443,283 decrease in GS&A for the same period in 2002, however, current management (who took office in June 2002, following the resignation of the Company's former officers and directors) after due diligence, remains unable to confirm various items for the periods prior to their taking office, including certain GS&A expenses allegedly incurred in the Company's first quarter of 2002. Some of such GS&A items are now the subject of a lawsuit filed by the Company against its former management and related parties.

     Liquidity  and  Capital  Resources.
     ----------------------------------

     As of March 31, 2003, the Company's current liabilities exceeded its total assets by approximately $(142,967), and its accumulated deficit is approximately $13,371,753. Substantially all of the Company's liabilities are past due.

     On March 31, 2003, we had cash of $26,355 and a working capital deficit of $147,238. This compares with cash of $121.00 and a working capital deficit of $1,658,642 at March 31, 2002. The decrease in working capital deficit was due to a modest increase in cash, the collection of proceeds in the amount of $130,970 from the private placement of common shares, and the settlement of an aggregate $11,231 in debt through the issuance of common shares. There was no revenue, however, from operating activities in the period ended March 31, 2003.

     Net cash used in operating activities was $4,032 for the three months ended March 31, 2003, which represents net income of $47,545 less $51,577 primarily attributable to the payment of payables and accrued expenses, which compares with net cash used in operating activities of $0.00 for the same period ended March 31, 2002. The increase in net cash used in operating activities for the first quarter ended 2003, as compared with the first quarter ended 2002, is primarily attributable to an increase in net income for the 2003 period and the resulting use of more cash and less common stock, for the payment of services rendered in the applicable quarters.

     Net cash used in investing activities totaled $4,416 for the three months ended March 31, 2003 as compared with net cash used in investing activities of $0.00 for the three months ended March 31, 2002. The increase in net cash used in investing activities was primarily due to the acquisition of fixed assets in the first quarter of 2003.

     Net cash provided by financing activities totaled $11,870 for the three months ended March 31, 2003 as compared with net cash used in financing activities of $0.00 for the three months ended March 31, 2002. The increase in net cash provided by financing activities was primarily due to the proceeds of $130,970 from the private placement of common stock, less the payment in the first quarter of 2003 of $119,100 in notes payable.

     Pending the successful implementation of one or both of the Company's new business activities, of which there can be no assurance, management plans to raise new equity capital in order to improve liquidity. Management believes that the actions presently being taken to commence new operations under the Company's agreements with Shop Floor and CCC, and the anticipated availability of various external financing sources will provide the Company with the necessary liquidity to meet its near-term cash flow requirements. However, the success of the Company's operations and the availability of future external capital resources cannot be predicted at this time, and accordingly, the long-term liquidity of the Company is uncertain.

     Going Concern Risk.
     ------------------

     The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. Current liabilities of $181,021 for the period ended March 31, 2003 exceed current assets of $33,783 for such period. All of the Company's notes payable are in default. As of March 31, 2003, the Company had a net deficiency in equity of $142,967 and a net working capital deficit of $147,238. These factors raise substantial doubt about the Company's ability to continue as a going concern, and the Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The ability of the Company to continue as a going concern will depend on many factors, including the successful marketing of the Plant View Alerts
Software Suite to small and mid-sized manufactures, under the Company's agreement with Shop Floor, and/or the Company's ability to successfully market paint and specialty coatings products in Florida, under the Company's agreement with Consolidated Coatings Corporation. In this regard, management intends to seek strategic relationships and alliances in order to develop sales of such products, and to thereby generate a positive cash flow. Pending the successful implementation of one or both of the Company's new businesses, of which there can be no assurance, management plans to raise new equity capital in order to and sustain operations and continue as a going concern. However, the success of the Company's future operations and the availability of future external financing sources cannot be predicted at this time, and accordingly, the ability of the Company to continue as a going concern remains uncertain.

ITEM 3.  CONTROLS AND PROCEDURES

     On March 31, 2003 (the "Evaluation Date"), the Company's Chief Executive Officer and its Chief Financial Officer made an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in reports that the Company files under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations, because the Company's systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. The Company has not made any significant changes to its internal controls subsequent to the Evaluation Date. The Company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect the controls since the last evaluation, and therefore, no corrective action was taken.


                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There were no legal proceedings that first became reportable during the three months ended March 31, 2003, however, the following is a description of certain existing legal proceedings in which there have been material developments during such period.

     On April 10, 2002, a complaint was filed by Joy Bell in the District Court, Clark County, Nevada against the Company and its former president, Thomas J. Conwell, as an individual. The plaintiff alleged the breach of an agreement pursuant to which Mr. Conwell allegedly agreed to give the plaintiff 100,000 shares of the Company's common stock. On December 13, 2002 the Company counter claimed Joy Bell and cross-claimed Thomas J. Conwell for an amount in excess of $10,000 alleging among other things, fraud, misrepresentation, securities fraud, and unjust enrichment. On February 17, 2003, the Company entered into a settlement agreement with Ms. Bell, in which the Company agreed to permit Ms. Bell to retain the 300,000 shares of the Company's common stock awarded to her in December 2001. In addition, the Company and Ms. Bell entered into mutual releases. On April 22, 2003, the Company stipulated to and the Court ordered a dismissal without prejudice of the Company's cross-claim against Mr. Conwell.

     On June 26, 2002, the US Bank, N.A. filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit County of Winnebago, State of Illinois against the Company and others. The plaintiff alleges that certain defendants wrote checks out of the Company's corporate account without having sufficient funds to cover such checks. The Company is in the process of responding to the complaint. The amount involved is approximately $75,000 plus court costs, which amount has been provided for in the Company's Financial Statements for the fiscal year ended December 31, 2002. Thereafter, on March 21, 2003, the Company entered into a settlement agreement whereby plaintiff agreed to release and accept the $25,000 held in it's attorney's escrow account, as full settlement of all claims levied against the Company by plaintiff

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following is a summary of the common stock of the Company, par value $.0001 per share, privately placed without registration under the Securities Act of 1933, as amended, during the three months ended March 31, 2003. The Company relied on the private placement exemptions from registration under state and federal securities laws for the issuance of such unregistered securities.

     (a) An aggregate of 5,450,000 shares were sold (including warrants exercised) in February and March 2003 at $0.01 per share ($54,500 cash), to two
(2) investors. The proceeds of such sales were used to finance the Company's continuing operations and to pay accounts payable.

     (b) 823,544 shares were sold in March 2003 at $0.08 per share ($65,884 cash) in connection with the exercise of warrants by one (1) investor. The proceeds of the sale were used to finance the Company's continuing operations and to pay down notes payable.

     (c) An aggregate of 2,400,000 shares were issued in February and March 2003 at $0.01 per share ($24,000) to the Company's executive officers and to its legal counsel, as payment for management and legal services rendered to the Company, respectively.

     (d) 1,000,000 shares were issued in March 2003 at $0.01 per share ($10,000) to the Company's legal counsel in connection with the conversion of accounts payable.

     (e) 2,264 shares were issued in February 2003 at $0.25 per share ($566) to the Company's former transfer agent in connection with the conversion of accounts payable.

     (f) 2,660 shares were issued in March 2003 at $0.25 per share ($665) in connection with the conversion of accounts payable for accounting services.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On September 14, 2001, Peter Sulick filed a complaint in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County against the Company. The parties entered into a stipulation with the Court, pursuant to which the Company was restricted from selling, disposing of or transferring all or substantially all of its assets or merging with any entity until after: (a) the principal of and interest on the note is paid in full in cash, together with plaintiff's attorneys fees, or (b) the note is purchased, without recourse or warranty, by a third party at a mutually acceptable purchase price, and otherwise pursuant to the terms that are satisfactory to plaintiff. On July 2, 2002, the Court entered a judgment against the Company, finding that the Company, through its former CEO, violated the terms of both the promissory note and the stipulation with the Court. The Court awarded the plaintiff a judgment in the amount of $57,068 plus legal costs. The Company is reviewing with legal counsel the options for offsetting some or all of the Company's liability to other parties involved in the transaction between the Company and Mr. Sulick. Approximately $65,000 has been provided for in the Company's financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a)     Exhibits.  The following exhibits are filed as part of this report:
             --------


Exhibit Number  Description
--------------  ------------------------------------------------------------------------------------
2.1. . . . . .  Plan of Merger between SpectraFax Corp. and Serefex Corporation ****
3.1. . . . . .  Certificate of Incorporation of Serefex Corporation **
3.2. . . . . .  Bylaws of Serefex Corporation **
4.1. . . . . .  Specimen of Common Stock Certificate ****
10.1 . . . . .  Plant View Alerts Purchase Agreement between Shop Floor Systems, Inc. and
                Serefex Corporation, dated October 9, 2002 ****
10.2 . . . . .  Sales Representative Agreement by and between Consolidated Coatings Corporation and
                Serefex Corporation dated January
16.1 . . . . .  Letter on Change in Certifying Accountant ***
99.1 . . . . .  Certificate of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act o
99.2 . . . . .  Certificate of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act o



_________
*     Filed herewith.
** Filed in the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on February 20, 2002.
*** Filed as Exhibit 16(b) to the Company's Current Report on Form 8-K, as filed with the Commission on November 8, 2002.
**** Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission (the "Commission") on April 15, 2003.


     (b)     Reports on Form 8-K.  The Company filed the following report on
             -------------------
Form 8-K during the quarter ended March 31, 2003:

     On February 10, 2003, the Company filed under Item 4 to announce the engagement of its new auditors, and the execution of the Sales Representative Agreement with Consolidated Coatings Corporation.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May  14,  2003

     SEREFEX  CORPORATION

By:     /s/  Brian  S.  Dunn
     -------------------------------------------
     Brian  S.  Dunn,  Chief  Executive  Officer


Date:  May  14,  2003

By:     /s/  Todd  A.  Bartlett
     ----------------------------------------------
     Todd  A.  Bartlett,  Chief  Financial  Officer






                                  CERTIFICATION

I,  Todd  A.  Bartlett,  certify  that:

1.     I  have  reviewed  this  quarterly  report  on  Form  10-QSB  of  Serefex
Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the Financial Statements, and other financial information included in the quarterly report fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15D-14 for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidates subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and;

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  14,  2003
                                   SEREFEX  CORPORATION


By:          /s/  Todd  A.  Bartlett
             -----------------------
     Todd A. Bartlett, Chief Financial Officer



                                  CERTIFICATION

I,  Brian  S.  Dunn,  certify  that:

1.     I  have  reviewed  this  quarterly  report  on  Form  10-QSB  of  Serefex
Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the Financial Statements, and other financial information included in the quarterly report fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15D-14 for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidates subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and;

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  14,  2003

                                   SEREFEX  CORPORATION


By:          /s/  Brian  S.  Dunn
             --------------------
     Brian S. Dunn, Chief Executive Officer