Form 10QSB
period 2003-06-30
SEREFEX CORP
filed 2003-07-23
CIK 773937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended June 30, 2003
[ ]     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to _________


Commission file number:   0-24362



                               SEREFEX CORPORATION
                 (Name of Small Business Issuer in Its Charter)


                 DELAWARE                   59-2412164
     (State or Other Jurisdiction of     (I.R.S. Employer
     Incorporation or Organization)     Identification No.)


                        4420 MERCANTILE AVENUE, SUITE #4
                              NAPLES, FLORIDA 34104
                     (Address of Principal Executive Office)


                                 (239) 262-1610
                (Issuer's Telephone Number, Including Area Code)




As of the close of business on June 30, 2003, 100,657,377 shares of the Company's common stock, par value $.0001 per share, were outstanding.


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

ITEM 1.  FINANCIAL STATEMENTS


                               SEREFEX CORPORATION

                                  BALANCE SHEET
                            JUNE 30, 2003 (unaudited)


                                                                      JUN 30, 03
                                                                      ----------
ASSETS
   CURRENT ASSETS
      CASH & CASH EQUIVLENTS                                              52,034
      OTHER CURRENT ASSETS
         DEPOSITS & PREPAID EXP                                            8,346
         INVENTORY                                                        68,522
                                                                          ------
      TOTAL OTHER CURRENT ASSETS                                          76,869
                                                                          ------
   TOTAL CURRENT ASSETS                                                  128,902

   FIXED ASSETS
      COMPUTER EQUIP                                                       5,242
      SMALL EQUIPMENT                                                        841
      FURNITURE & FIXTURES                                                 2,194
      ACCUMULATED DEPRECIATION                                             (557)
                                                                           -----
   TOTAL FIXED ASSETS                                                      7,719
                                                                           -----
TOTAL ASSETS                                                             136,621
                                                                         =======
LIABILITIES & EQUITY
   LIABILITIES
      CURRENT LIABILITIES
         ACCOUNTS PAYABLE                                                182,389
         PAYROLL LIABILITIES                                                 432
                                                                         -------
   TOTAL LIABILITIES                                                     182,822
                                                                         -------
   EQUITY
      COMMON STOCK                                                        10,066
         ISSUED & OUTSTANDING: 100,657,377
      PAID IN CAPITAL                                                 13,393,720
      TREASURY STOCK                                                     (4,000)
      RETAINED EARNINGS                                             (13,419,298)
      NET INCOME                                                        (26,688)
                                                                        --------
   TOTAL EQUITY                                                         (46,201)
                                                                        --------
TOTAL LIABILITIES & EQUITY                                               136,621
                                                                         =======

See condensed notes to financial statements.



                               SEREFEX CORPORATION

                            STATEMENTS OF OPERATIONS
           FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (unaudited)



                             3 MONTHS   3 MONTHS   6 MONTHS   6 MONTHS
                              ENDING     ENDING     ENDING     ENDING
                             JUNE 03    JUNE 02    JUNE 03    JUNE 02
                             -------    -------    -------    -------
ORDINARY INCOME/EXPENSE
   REVENUE                       907          0        907          0
   COST OF GOODS SOLD            293          0        293          0
                             -------    -------    -------    -------
 GROSS PROFIT                    614          0        614          0
                             -------    -------    -------    -------
   EXPENSE
     MARKETING EXP             3,347                 3,347
     EMPLOYEE EXPENSES           378                 1,137
     PROFESSIONAL FEES        58,325               122,536
     G&A EXPENSES             13,320      6,712     22,871    524,518
                             -------    -------    -------    -------
   TOTAL EXPENSE              75,370      6,712    149,891    524,518
                             -------    -------    -------    -------
NET ORDINARY INCOME          (74,756)    (6,712)  (149,278)  (524,518)

OTHER (INCOME)/EXPENSE
   NEGOTIATED SETTLEMENTS          0          0   (122,596)         0
   OTHER INCOME                 (563)         0       (563)         0
   INTEREST EXP                    0     13,865          0     44,655
   LOSS-DISCONTINUED OPS                                        6,524
   BANK FEES                      41          0        570          0
                             -------    -------    -------    -------
NET OTHER (INCOME)/EXPENSE      (522)    13,865   (122,589)    51,179
                             -------    -------    -------    -------
NET INCOME (LOSS)            (74,234)   (20,577)   (26,688) (575,697)
                             -------    -------    -------    -------

BASIC DILUTED LOSS PER SHARE OF COMMON STOCK
LOSS FROM CONTINUED
 OPERATIONS                    (0.00)     (0.00)     (0.00)    (0.01)
LOSS FROM DISCONTINUED
 OPERATIONS                     0.00      (0.00)      0.00     (0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES
 OUTSTANDING              90,690,711 37,873,277 85,851,477 40,644,217



See condensed notes to financial statements.



                               SEREFEX CORPORATION

                            STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (unaudited)



                                              Jan - Jun 03       Jan - Jun 02
                                              ------------       ------------
OPERATING ACTIVITIES
   NET INCOME                                     (26,688)          (575,697)
   ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH PROVIDED BY OPERATIONS:
      PREPAID EXP & DEPOSITS                       (8,346)
      COMMON STOCK ISSUED FOR SERVICES             45,000            502,750
      NET SALE OF ASSETS                                               6,524
      INVENTORY                                   (68,522)
      ACCOUNTS PAYABLE                            (66,493)           104,452
      DEPRECIATION                                    557
                                              ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES        (124,492)            38,029

INVESTING ACTIVITIES
   ACQUISITION OF FIXED ASSETS                     (8,276)                 0
                                              ------------       ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES          (8,276)                 0

FINANCING ACTIVITIES
   ADVANCES TO STOCKHOLDERS                                          (38,204)
   REPAYMENT OF NOTES PAYABLE                    (119,100)
   PROCEEDS FROM ISSUANCE OF STOCK                280,970
                                              ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES         161,870            (38,204)
                                              ------------       ------------

NET CASH INCREASE FOR PERIOD                       29,102               (175)

CASH AT BEGINNING OF PERIOD                        22,932                415
                                              ------------       ------------
CASH AT END OF PERIOD                              52,034                240
                                              ============       ============





See condensed notes to financial statements.

                               SEREFEX CORORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the six months ended June 30, 2003 and 2002. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2002, as filed on Form 10-KSB.

     Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2002 Annual Report on Form 10-KSB. Our results for the six months ended June 30, 2003 may not be indicative of our results for the twelve months ended December 31, 2003.

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

     As shown in the Company's financial statements, the Company suffered recurring losses from operations to date. It had a net deficiency in equity of $46,201 and a net working capital deficit of $53,920 as of June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern will depend on many factors, including the ability of the Company to successfully market licenses for Plant View Alerts Suite to small and mid-sized manufactures under its agreement with Shop Floor, and/or its ability to successfully resell paint and specialty coatings products in Florida under its agreement with CCC. In this regard, management intends to seek strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of one or both of the Company's new business operational activities, of which there can be no assurance, our management plans to raise new equity capital in order to improve liquidity and sustain operations.

     Management believes that actions presently being taken, such as the recent purchase of it's Plant View Alerts software, it's recent purchase of it's first 45,000 pound truckload of MagnaPaint, it's contract to exclusively market various specialty coating products, and various external financing sources will provide it with financial resources and the ability to meet its future financing requirements. The success of its future operations cannot be determined at this time. These factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. NOTE 3 - COMMON STOCK


     The following is a summary of the stock issued during the six months ended
June 30, 2003:


(a) 8,333,332 shares for financing continuing operations and inventory at $0.006 per share or $50,000;
(b) 15,450,000 shares for financing continuing operations at $0.01 per share or $154,500;
(c) 823,544 shares for financing continuing operations at $0.08 per share or $65,884;
(d) 4,000,000 shares for various services rendered at $0.01 per share, or $40,000;
(e) 1,000,000 shares for conversion accounts payable at $0.01 per share or $10,000;
(f) 2,264 shares for conversion of accounts payable at $0.25 per share, or $566;
(g) 2,660 shares for conversion of accounts payable at $0.25 per share, or $5665.



                    [End of Notes to Financial Statements.]


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Critical Accounting Policies and Estimates.
     -------------------------------------------

     The information presented under Item 2 of this Quarterly Report is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience, if applicable, and on various other assumptions that are believed by management to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the fiscal quarter ended June 30, 2003, the Company does not presently have any "critical accounting policies."

     Nature of the Company's Present Operations and Plan of Operation.
     -----------------------------------------------------------------

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

     In January 2003, the Company entered into an exclusive marketing contract with Consolidated Coatings Corporation, a Canadian corporation (hereinafter referred to as "CCC"), a manufacturer of patented and patent-pending paint and specialty coatings products (the "Specialty Coatings Agreement"). Under the Specialty Coatings Agreement, the Company can offer for sale CCC's complete line of paint and specialty coatings products for the interior, exterior, marine, industrial and forestry applications. CCC's interior product line of water based and oil based paints and other products include melamine, urethane, stains and floor enamel under the brand Ames PaintsTM. Exterior product offerings include Rhinohide brand exterior latex stuccos, solid hide stains and semi-transparent stains, as well as Deckote brand acrylic coatings for sundecks, porches, balconies, steps, patios and concrete areas. Additional CCC products include a line of wood restoration coatings marketed under the Woodpal brand name, a line of Pacific Sailor brand products consisting of topside enamels and underside coatings for marine applications, and a line of industrial paint coatings under the brand name Ferrocon, for pipelines, stadiums, industrial machinery, construction equipment and engineered wood products.

     Through out the second quarter of 2003, the Company has focused its operations almost entirely on the sale of CCC's "MagnaPaint ", a patented water-based product that is applied under regular wall paint, to create a magnetic attractive surface. The Company has focused its marketing efforts for the MagnaPaint product to the residential and commercial construction industries in Southwest Florida, and purchased it's first 45,000 pound truckload of MagnaPaint . Marketing goals for the MagnaPaint product include the retention of strategic relationships and alliances in order to develop sales of the product, and to thereby generate a positive cash flow for the Company. For the foreseeable future, management will seek to sign further distribution agreements relating to the exclusive distribution of MagnaPaint , and to introduce MagnaPaint into new marketplaces. To facilitate the Company's operations in Southwest Florida, and to store inventories of MagnaPaint , the Company has leased approximately Two Hundred (200) square feet of office space and One Thousand Two Hundred (1,200) square feet of warehouse space in Naples, Florida. The office space is leased for a one (1) year term, with aggregate rental payments of Seven Thousand Two Hundred and 00/100 Dollars ($7,200.00) for the year. The warehouse space is leased on a month-to-month basis, at Five Hundred and 00/100 Dollars ($500.00) per month. Management believes that its current office and warehouse space will be suitable and adequate for the Company's foreseeable future.

     Throughout 2002 and continuing in the first two quarters of 2003, the Company has been actively engaged in seeking to consummate an acquisition of and/or merger with an operating company, and to introduce the products of the acquired company into new marketplaces. Although the Company has not consummated any such merger/acquisition transaction, it is the present intention of management to continue to pursue this growth strategy for the Company. Management has no plans to limit the Company's growth opportunities to any particular industry, and will evaluate each candidate on its merits.

     Results  of  Operations.
     ------------------------

     Net Income. The Company had net loss of $(26,688), for the six months ended June 30, 2003 as compared with a net loss of $(575,697), or $(.01 per common share) for the same period ended June 30, 2002. The change in net loss was primarily due to a gain of $122,596 from negotiated settlements of accounts payable in the first quarter of 2003.

     Expenses. Selling, general and administrative expenses for the six months ended June 30, 2003 were $149,891, which includes professional fees incurred in connection with the audit of the Company's 2002 financial statements, compliance with Securities and Exchange Commission reporting requirements, and legal work performed in connection with various litigation matters with which the Company is involved. In addition, the Company's management staff is currently contracted, and accordingly, professional fees for the six months ended June 30, 2003 include fees paid to management staff in the aggregate amount of $97,550. Total selling, general and administrative expenses for the six months ended June 30, 2003 appears to represent a $374,627 decrease in GS&A for the same period in 2002, however, current management (who took office in June 2002, following the resignation of the Company's former officers and directors) after due diligence, remains unable to confirm various items for the periods prior to their taking office, including certain GS&A expenses allegedly incurred in the Company's first quarter of 2002. Some of such GS&A items are now the subject of a lawsuit filed by the Company against its former management and related parties.

     Liquidity  and  Capital  Resources.
     -----------------------------------

     As of June 30, 2003, the Company's current liabilities exceeded its total assets by approximately $(46,201), and its accumulated deficit is approximately $13,445.987. Substantially all of the Company's liabilities are past due.

     On June 30, 2003, we had cash of $52,034 and a working capital deficit of $(53,920). This compares with cash of $240.00 and a working capital deficit of $(1,216,811) at June 30, 2002. The decrease in working capital deficit was due to a modest increase in cash, the collection of proceeds in the amount of $280,970 from the private placement of common shares, and the settlement of an aggregate $11,231 in debt through the issuance of common shares.

     Net cash used in operating activities was $124,492 for the six months ended June 30, 2003, which represents net loss of $(26,688), less $66,493 primarily attributable to the payment of payables and accrued expenses, and an increase in inventory of $68,522, which compares with net cash used in operating activities of $38,029 for the same period ended June 30, 2002. The increase in net cash used in operating activities for the six months ended June 30, 2003, as compared with the six months ended June 30, 2002, is primarily attributable to a decrease in net loss for the 2003 period and the resulting use of more cash and less common stock, for the payment of services rendered in the applicable quarters.

     Net cash used in investing activities totaled $8,276 for the six months ended June 30, 2003, as compared with net cash used in investing activities of $0.00 for the six months ended June 30, 2002. The increase in net cash used in investing activities was primarily due to the acquisition of fixed assets.

     Net cash provided by financing activities totaled $161,870 for the six months ended June 30, 2003 as compared with net cash used in financing activities of $(38,204) for the six months ended June 30, 2002. The increase in net cash provided by financing activities was primarily due to the proceeds of $280,970 from the private placement of common stock, less the payment in the first quarter of 2003 of $119,100 in notes payable.

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

Going Concern Risk.
-------------------

     The Company's financial statements have been prepared in conformity with generally accepted accounting principles consistently applied, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. Current liabilities of $182,822 for the period ended June 30, 2003 exceed current assets of $128,902 for such period. All of the Company's notes payable are in default. As of June 30, 2003, the Company had a net deficiency in equity of $46,201 and a net working capital deficit of $53,920. These factors raise substantial doubt about the Company's ability to continue as a going concern, and the Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


ITEM 3.  CONTROLS AND PROCEDURES

     On June 30, 2003 (the "Evaluation Date"), the Company's Chief Executive Officer and its Chief Financial Officer made an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in reports that the Company files under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations, because the Company's systems of controls and procedures are designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. The Company has not made any significant changes to its internal controls subsequent to the Evaluation Date. The Company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect the controls since the last evaluation, and therefore, no corrective action was taken.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There were no legal proceedings that first became reportable during the six months ended June 30, 2003, however, the following is a description of certain existing legal proceedings in which there have been material developments during such period.

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

     On June 26, 2002, the US Bank, N.A. filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit County of Winnebago, State of Illinois against the Company and others. The plaintiff alleges that certain defendants wrote checks out of the Company's corporate account without having sufficient funds to cover such checks. The amount involved was approximately $75,000 plus court costs, which amount has been provided for in the Company's Financial Statements for the fiscal year ended December 31, 2002. Thereafter, on March 21, 2003, the Company entered into a settlement agreement whereby plaintiff agreed to release and accept the $25,000 held in it's attorney's escrow account, as full settlement of all claims levied against the Company by plaintiff


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following is a summary of the common stock of the Company, par value $.0001 per share, privately placed without registration under the Securities Act of 1933, as amended, during the six months ended June 30, 2003. The Company relied on the private placement exemptions from registration under state and federal securities laws for the issuance of such unregistered securities.

     (a) An aggregate of 8,333,332 shares were sold in June 2003 at $0.006 per share ($50,000 cash) in connection with the exercise of warrants by one (1) investor. The proceeds of such sales were used to finance the Company's continuing operations and to purchase inventory of its MagnaPaint and shipping supplies;

     (b) An aggregate of 15,450,000 shares were sold (including warrants exercised) in February, March, May and June, 2003 at $0.01 per share
             ($154,500 cash), to two (2) investors. The proceeds of such sales were used to finance the Company's continuing operations, pay accounts payable, and to purchase inventory of its MagnaPaint and shipping supplies;

     (c)     823,544 shares were sold in March 2003 at $0.08 per share ($65,884 cash) in connection with the exercise of warrants by one (1) investor. The proceeds of the sale were used to finance the Company's continuing operations and to pay down notes payable.

     (d) An aggregate of 4,000,000 shares were issued in February, March and May 2003 at $0.01 per share ($24,000) to the Company's executive officer, Chief Financial Officer and to its legal counsel, as payment for management and legal services rendered to the Company, respectively.

     (e)     1,000,000 shares were issued in March 2003 at $0.01 per share
             ($10,000) to the Company's legal counsel in connection with the conversion of accounts payable.

     (f) 2,264 shares were issued in February 2003 at $0.25 per share ($566) to the Company's former transfer agent in connection with the conversion of accounts payable.

     (g) 2,660 shares were issued in March 2003 at $0.25 per share ($665) in connection with the conversion of accounts payable for accounting services.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a)     Exhibits.  The following exhibits are filed as part of this report:
             --------

Exhibit
Number       Description
-------      -----------
2.1          Plan of Merger between SpectraFax Corp. and Serefex
             Corporation****
3.1          Certificate of Incorporation of Serefex Corporation **
3.2          Bylaws of Serefex Corporation **
4.1          Specimen of Common Stock Certificate ****
10.1         Plant View Alerts Purchase Agreement between Shop Floor Systems,
             Inc. and Serefex Corporation, dated October 9, 2002 ****
10.2         Sales Representative Agreement by and between Consolidated
             Coatings Corporation and Serefex Corporation, dated January 20,
             2003 ****
10.3         Lease, dated May 8, 2003by and between Solar Investments and
             Serefex Corporation. *
10.4         Lease, dated March 13, 2003 by and between Solar Investments and
             Serefex Corporation. *
16.1         Letter on Change in Certifying Accountant ***
99.1         Certificate of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.2         Certificate of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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




     (b)     Reports on Form 8-K. The Company filed no reports on Form 8-K
             -------------------
during the quarter ended June 30, 2003:

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 21, 2003


                                 SEREFEX  CORPORATION


                           By:   /s/  Brian  S.  Dunn
                                 Brian  S.  Dunn,  Chief  Executive  Officer
                                 -------------------------------------------


Date: July 21, 2003


                           By:   /s/  Todd  A.  Bartlett
                                 Todd  A.  Bartlett,  Chief  Financial  Officer
                                 ----------------------------------------------

                                  CERTIFICATION

I,  Todd A. Bartlett, certify that:


1.     I have reviewed this quarterly report on Form 10-QSB of Serefex
Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  July  21,  2003
                                                   SEREFEX CORPORATION


                                            By:    /s/  Todd  A.  Bartlett
                                                   -----------------------
                                                   Todd A. Bartlett
                                                   Chief Financial Officer

                                  CERTIFICATION

I,  Brian S. Dunn, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Serefex
Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in the quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

       a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) All significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July  21,  2003

                                                   SEREFEX CORPORATION


                                            By:    /s/  Brian  S.  Dunn
                                                   --------------------
                                                   Brian S. Dunn
                                                   Chief Executive Officer