Form 10KSB/A
period 2002-12-31
SEREFEX CORP
filed 2003-09-30
CIK 773937

2002. EDGAR Online, Inc.
                           --------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________
                                  FORM 10-KSB/A

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

As of September 26, 2003, there were outstanding 103,486,967 shares of the Issuer's Common Stock, par value $.0001.

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

     Also under the Company's new management, and effective January 20, 2003, the Company entered into an exclusive marketing contract with Consolidated Coatings Corporation, a Canadian corporation (hereinafter referred to as "CCC"), a manufacturer of patented and patent-pending paint and specialty coatings products (the "Specialty Coatings Agreement"). The Company will offer for sale CCC's complete line of paint and specialty coatings products for the interior, exterior, marine, industrial and forestry applications. As a sales representative of CCC, the Company will offer a full range interior product line of water based and oil based paints and other products including melamine, urethane, stains and floor enamel under the brand Ames PaintsTM.. Exterior product offerings include Rhinohide brand exterior latex stuccos, solid hide stains and semi-transparent stains. The Company will also market CCC's Deckote brand acrylic coatings for sundecks, porches, balconies, steps, patios and concrete areas. Additional products include a line of wood restoration coatings marketed under the Woodpal brand name, and CCC's Pacific Sailor brand of products, consisting of topside enamels and underside coatings for marine applications. CCC's product lines also include "MagnaPaint" water based product that is applied under regular wall paint, to create a magnetic surface/invisible bulletin board; and a line of industrial paint coatings under the brand name Ferrocon, for pipelines, stadiums, industrial machinery, construction equipment and engineered wood products. Management is currently planning to open an office and warehouse space in or around the Naples, Florida area, in the second quarter of 2003, with an initial focus on the sale of CCC's MagnaPaint product line of magnetic paints and other products to the residential and commercial construction industries in Southwest Florida.

     Under the Specialty Coatings Agreement with CCC, the Company has an exclusive license to market CCC's products throughout the State of Florida, provided however, that CCC, in its sole discretion, can terminate the Company's exclusivity in Florida in the event that the Company does not produce at least $250,000 in gross sales of CCC's products within the first six (6) months from the signing of the agreement. Additional territories may be available to the Company, but not on an exclusive basis. Either party, on ninety-day notice, can terminate the Specialty Coatings Agreement, with or without cause. During the term of the agreement with CCC, the Company will solicit orders, service accounts, and assist in the collection of accounts receivable. The Company will receive a commission from CCC for the sale of Rinohide band products and stucco products, based upon a percentage of the gross profit to CCC from the sales. The Company will receive a commission from CCC for sales of the Pacific Sailor, MagnaPaint and Deckote products, based upon a percentage of total gross sales of such products by the Company in a calendar year.

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

We Have No Operating History in Our New Business Sectors; It Is Difficult For
-----------------------------------------------------------------------------
Management to Forecast.  In December 2001 the Company's operations ceased
-----------------------
following the sale of substantially all of its assets to DataCom, LLC. The Company recently commenced business operational activities but has not recognized any revenue. Accordingly, we have no operating history or results on which to evaluate our business or our prospects for the future, and the Company faces the risks, expenses and difficulties frequently encountered by companies in the early stage of implementing their business models, particularly companies in rapidly evolving markets such as the software industry. Such risks and difficulties include the fact that we cannot give any assurances that our business model or strategy will be successful, and the failure to implement our business model or strategy would materially and adversely affect our ability to continue as a going concern. In addition, forecasting is difficult for management because we have start-up operations. Failure to accurately forecast revenues could significantly decrease projected operating income or could cause the Company to experience losses.

Any Future Acquisitions May Dilute Our Equity and Adversely Effect Our Financial
--------------------------------------------------------------------------------
Position.  Any future acquisition in which the consideration consists of stock
--------
or other securities may significantly dilute our equity.

Any Future Acquisitions Will Be Subject to a Number of Risks.  The Company will
-------------------------------------------------------------
continue to review potential merger and acquisition candidates and future business opportunities. Future acquisitions, if any, will be subject to a number of risks generally associated with the acquisition and assimilation of new business opportunities, including:

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

Our Stock Price Is Highly Volatile.  Our stock price has fluctuated
-----------------------------------
dramatically. There is a significant risk that the market price of our common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

o    variations in our quarterly operating results;
o    announcements that our revenue or income are below analysts' expectations;
o    general economic slowdowns;
o    changes in market valuations of similar companies;
o    sales of large blocks of our common stock; and
o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

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

     On April 10, 2002, a complaint was filed by Joy Bell in the District Court, Clark County, Nevada against the Company and its former president, Thomas J. Conwell, as an individual. The plaintiff alleged the breach of an agreement pursuant to which Mr. Conwell allegedly agreed to give the plaintiff 100,000 shares of the Company's common stock. On December 13, 2002 the Company counter claimed Joy Bell and cross-claimed Thomas J. Conwell for an amount in excess of $10,000 alleging among other things, fraud, misrepresentation, securities fraud, and unjust enrichment. On February 17, 2003 the Company entered into a settlement agreement with Ms. Bell, in which the Company agreed to permit Ms. Bell to retain the 300,000 shares of the Company's common stock awarded to her in December 2001. In addition, the Company and Ms. Bell entered into mutual releases. The Company is currently finalizing a settlement regarding its cross complaint against Mr. Conwell.

     On June 26, 2002, the US Bank, N.A. filed a complaint in the Circuit Court of the Seventeenth Judicial Circuit County of Winnebago, State of Illinois against the Company and others. The plaintiff alleges that certain defendants wrote checks out of the Company's corporate account without having sufficient funds to cover such checks. The Company is in the process of responding to the complaint. The amount involved is approximately $75,000 plus court costs, which amount has been provided for in the Company's Financial Statements for the fiscal year ended December 31, 2002. Thereafter, on March 21, 2003, the Company entered into a settlement agreement whereby plaintiff agreed to release and accept the $25,000 held in its attorney's escrow account, as full settlement of all claims levied against the Company by plaintiff.

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

GAIN IN OTHER INCOME. The Company had a gain of $55,414 in other income and (expenses). This amount composed of $100,069 in other income and a negative $44,655 in interest expense. These amounts were generated by negotiated settlements of old debt, write-offs of identified notes, and other actions pursued by new management in their efforts to rebuild the Company's financial position.

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


NAME                    AGE   POSITION                   PERIOD IN OFFICE
----                    ---   --------                   ----------------

Douglas J. Hannah       34    Director                   June 2002 - Present
Terrance P. Monahan     38    Director                   June 2002 - Present
                              Chief Executive Officer
Brian S. Dunn           35    President, and Secretary   June 2002 - Present
Todd A. Bartlett        37    Chief Financial Officer    June 2002 - Present
                              and Treasurer

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

DOUGLAS J. HANNAH, Director. Mr. Hannah is the President of Tri-Star Properties, Inc. a Florida based real estate investment and advisory firm. Mr. Hannah's firm advises a wide array of clients on mostly institutionally grade real estate investments. Mr. Hannah also has a background in venture capital private equity placement. He served on the Board and was a major shareholder of Ed-Vantage Software, Inc. (bought in July 2000, by Riverdeep Interactive Learning, Nasdaq:RVDP). In 2000, Mr. Hannah became the Executive Director of Business Development for a technology company based in San Francisco, in which he was a seed investor. His Responsibilities included initiating, negotiating and maintaining corporate and strategic relationships in the areas of software, core technology, delivery applications, and web-based content. Additionally, licensing their technology and establishing contractual responsibilities, analyzing and assessing the financial implications of licensing the technology and the firm's services. Mr. Hannah possesses a B.S. in Business Administration with a major in Finance at the University of South Florida.

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



                                     SUMMARY COMPENSATION TABLE
                                     --------------------------
                  Annual Compensation      Long-Term Compensation Awards
                  -------------------      -----------------------------
Name and          Fiscal      Salary       Restricted        Securities
Principal         Year          ($)        Stock Award       Underlying
Position                                       ($)           Options (#)
---------         ------      -------      -----------       -----------
Brian S. Dunn     2002        $45,500      $22,625           1,750,000
Thomas J. Conwell 2002          (2)            (2)               (2)
                  2001          (2)            (2)               (2)
                  2000          (2)            (2)               (2)


________________
(1) Brian S. Dunn, served as Chief Executive Officer from June 2002 to December 31, 2002.
(2) Thomas J. Conwell served as the Company's Chief Executive Officer for a period of time during fiscal 2002, however, current management is not able to ascertain the date of his resignation. He also served as the Company's CEO for the fiscal years ended December 31, 2001 and 2000. For the reasons set forth in the first paragraph of this Item 10, current management makes no representations in this annual report with respect to the compensation awarded to, earned by or paid to Mr. Conwell for such periods.

STOCK OPTION AWARDS.

     The following table sets forth certain information regarding stock options granted to Company's Chief Executive Officers for the period of this annual report.



Name      Number of          Percent of Total   Exercise Price    Expiration
          Securities         Options Granted       ($/sh)         Dates
          Underlying         To Employees
          Options Granted
----      ---------------    ----------------   --------------    ----------
Brian S.
Dunn (1)      1,750,000            100%             $0.03      June - Dec. 2007
Thomas J.
Conwell          (2)               (2)               (2)             (2)


________________
(1) Brian S. Dunn, served as Chief Executive Officer from June 2002 to December 31, 2002.
(2) Thomas J. Conwell served as the Company's Chief Executive Officer for a period of time during fiscal 2002, however, current management is not able to ascertain the date of his resignation. He also served as the Company's CEO for the fiscal years ended December 31, 2001 and 2000. For the reasons set forth in the first paragraph of this Item 10, current management makes no representations in this annual report with respect to the stock options awarded to Mr. Conwell for such periods.

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



Name and Address           Amount and Nature                    Percentage of
of Beneficial Owner (1)    of Beneficial Ownership(2) (3)       Class (4)
-----------------------    ------------------------------       -------------
Don Gunther (5)
8665 Bay Colony Drive,
PH # 2204
Naples, Florida 34108                 20,019,674                    24.87%

Ben M. Jones III (6)
5947 Bermuda Lane
Naples, FL 34112                      11,450,000                    15.37%

Brian S. Dunn (7)                      5,295,699                     7.27%
Todd A. Bartlett                         300,000                       *
Douglas J. Hannah                      1,305,000                     1.84%
Terrence P. Monahan                      420,000                       *
Officers and directors
as a group (4 persons)                 7,320,699                    10.05%


________________
*    Less than 1%.
(1) Except as otherwise indicated, the address of the persons named in the table shall be 645 Penobscot Bldg., Ste. 1300, Detroit, Michigan 48226.
(2) In accordance with Rule 13d-3 promulgated pursuant to the Exchange Act, a person is deemed to be the beneficial owner of a security, for purposes of the rule, if he or she has or shares voting or dispositive power with respect to such security, or has the right to acquire such ownership within sixty (60) days. As used herein, "voting power" is the power to vote or direct the voting of shares, and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
(3) Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all Common Shares beneficially owned by them.
(4) Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding common shares owned as of December 31, 2002 plus, (ii) the number of common shares that such individual or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.
(5) Includes 9,451,002 shares underlying warrants, which Mr. Gunther has the right to acquire within sixty days.
(6) Includes 3,450,000 shares underlying warrants, which shares Mr. Jones has the right to acquire within sixty days.
(7) Includes 1,750,000 shares underlying warrants, which Mr. Dunn has the right to acquire within sixty days.

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

     2000 Directors Stock Option Plan.  The Company's 2000 Directors Stock
     ---------------------------------
Option Plan was approved by the shareholders and became effective April 2000 (the "Directors Plan"). The Directors Plan authorizes the granting of Non-Statutory Stock Options ("NSSO") to non-employee directors. A committee of the Board of Directors is responsible for the administration of the Directors Plan. Each option will be exercisable for a period of 10 years from the date of grant, and the exercise price shall be the fair market value of the stock on the date of grant. No option granted pursuant to the Directors Plan is transferable otherwise than by will or the laws of descent and distribution. Each option granted to an outside director under the Director Plan shall vest (1) year from the date of the grant of such option. Upon the occurrence of a "change in control" of the Company, the maturity of all options then outstanding under the Director Plan will be accelerated automatically. A "change in control" includes certain mergers, consolidations, reorganizations, sales of assets, or dissolution of the Company. Pursuant to the Directors Plan, an option to purchase 20,000 shares of common stock is granted automatically to each outside director on the date of each annual meeting of shareholders of the Company, however, as of June 2002, the automatic provision of the Directors Plan was suspended by the Board of Directors, and no additional options were granted under the Directors Plan.

     The following table summarizes certain information about the Company's equity compensation plans as of December 31, 2002.



Plan Category   Number of Securities  Weighted Average     Number of Securities
                to be issue Upon      Exercise Price of    Remaining Available
                Exercise of           Outstanding          for Future Issuance
                Outstanding           Options, Warrants    Under Equity
                Options, Warrants     and Rights           Compensation Plans
                and Rights
-------------   --------------------  -----------------    --------------------
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS:
2000 Employees             0                    0                  3,500,000
Stock Option Plan
2000 Directors          40,000             $.09 / share              460,000
Stock Option Plan

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS
None                       0                    0                          0

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

8. On June 17, 2002, the Company filed under Item 5 to announce the merger with Tricomp, inc. had been terminated, it had relocated the corporate offices and elected two new directors to its board.

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

11. On October 28, 2002, the Company filed under Item 4 to announce the resignation of its relationship with the Company's Auditors Clancy and Company.

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The firm of Clancy and Co. served as the Company's independent public accountants during the fiscal years ended December 31, 2000 and December 31, 2001, until their resignation in October 2002. The firm of Bongiovanni and Associates currently serve as the Company's independent accountants. The Board of Directors of the Company, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of our stockholders. The Board of Directors has considered the audit fees, audit-related fees, tax fees and other fees paid to the Company's accountants, as disclosed below, and had determined that the payment of such fees is compatible with maintaining the independence of the accountants.

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

     All Other Fees.
     ---------------

     None.

                                INDEX TO EXHIBITS

The following exhibits are filed as part of this report:



Exhibit          Description
Number
-------          -----------

2.1              Plan of Merger between SpectraFax Corp. and Serefex
                 Corporation ****
3.1              Certificate of Incorporation of Serefex Corporation **
3.2              Bylaws of Serefex Corporation **
4.1              Specimen of Common Stock Certificate ****
10.1             Plant View Alerts Purchase Agreement between Shop Floor
                 Systems, Inc. and Serefex Corporation,
                 dated October 9, 2002 ****
10.2             Sales Representative Agreement by and between Consolidated
                 Coatings Corporation and Serefex Corporation dated January 20, 2003 ****
16.1             Letter on Change in Certifying Accountant ***
99.1             Certificate of CEO Pursuant to 18 U.S.C. Section 1350,
                 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002 *
99.2             Certificate of CFO Pursuant to 18 U.S.C. Section 1350,
                 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002 *

________________
*    Filed herewith.
** Filed in the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on February 20, 2002.
*** Filed as Exhibit 16(b) to the Company's Current Report on Form 8-K, as filed with the Commission on November 8, 2002.
**** Previously filed

                                   SIGNATURES

     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September  26,  2003

                                     SEREFEX CORPORATION
                                 By: /s/ Brian S. Dunn
                                     -----------------
                                     Brian S. Dunn,
                                     Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                          Title                      Date

/s/ Brian S. Dunn         Chief Executive Officer        September 26, 2003
-----------------         President and Secretary
Brian S. Dunn

/s/ Todd A. Bartlett      Chief Financial Officer        September 26, 2003
--------------------      Treasurer
Todd A. Bartlett

/s/ Douglas J. Hannah     Director                       September 26, 2003
-----------------
Douglas J. Hannah

/s/ Terrance P. Monahan   Director                       September 26, 2003
-------------------
Terrance P. Monahan

                          Independent Auditors' Report
                          ----------------------------

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

/s/ Bongiovanni & Associates
----------------------------
Bongiovanni & Associates

March 11, 2003


                                  SEREFEX CORP.
                                  BALANCE SHEET
                                DECEMBER 31, 2002
==============================================================================

ASSETS                                                                 2002
                                                                    ----------
Current Assets
   Cash and cash equivalents                                        $   22,932
                                                                    ----------
Total Current Assets                                                    22,932
                                                                    ----------

Total Assets                                                        $   22,932
                                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable & Accrued Expenses                                 368,414
                                                                    ----------
Total Current Liabilities                                              368,414

Total Liabilities                                                      368,414


Stockholders' Equity
Common Stock: $0.0001 Par Value, Authorized Shares:
  300,000,000; Issued and Outstanding:  71,045,577                       7,105
Additional Paid In Capital                                          13,070,712
Less:  Treasury Stock, at cost, 4,000 shares outstanding                (4,000)
Accumulated Deficit                                                (13,479,299)
                                                                    ----------
Total Stockholders' Equity (A Deficit)                                (345,482)
------------
Total Liabilities and Stockholders' Equity                          $   22,932
                                                                    ==========





The accompanying notes are an integral part of these financial statements



                                SPECTRAFAX CORP.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECMEBER 31, 2002 AND 2001
==============================================================================
Year Ended December 31:                                 2002           2001
                                                     ----------     ----------
General and administrative                          $(1,253,759)    $ (851,975)

Other income and expense
   Other Income                                         100,069              -
   Interest expense                                     (44,655)      (120,686)
                                                     ----------     ----------

Net loss from continuing operations                      55,414       (972,662)
Loss from discontinued operations                             -       (106,077)
                                                     ----------     ----------

Net loss available to common stockholders           $(1,198,345)   $(1,078,739)
                                                     ==========     ==========

Basic and Diluted loss per share of common stock:
   Loss from continuing operations                  $     (0.03)   $     (0.04)
   Loss from discontinued operations                      (0.00)         (0.01)
                                                     ----------     ----------
   Total                                            $     (0.03)   $     (0.05)
                                                     ==========     ==========

Basic and Diluted Weighted Average Common
  Shares Outstanding                                 47,797,613     23,467,289
                                                     ==========     ==========



The accompanying notes are an integral part of these financial statements




                                SPECTRAFAX CORP.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
===============================================================================

            Preferred  Common  Stock  Additional Treasury Accumulated     Total
            Stock      Shares  Amount Paid In    Stock    Deficit
                                      Capital
            ---------  ------  ------ ---------  -------- ----------- ---------
Balance,
December
31, 2000    -      21,448,374  2,144 10,614,747 (4,000) (11,991,974) (1,379,083)

Common stock
issued to
reduce due
to related
party       -          18,000      2      2,698      -            -       2,700

Common stock
canceled    -        (175,000)   (17)        17      -            -           -

Common stock
issued for
services
rendered    -       5,135,000    513    407,337      -            -     407,850
Net loss    -                      -                     (1,078,739) (1,078,739)
            ---------  ------  ------ ---------  -------- ----------- ---------
Balance,
December
31, 2001    -      26,426,374  2,642 11,024,799 (4,000) (13,070,713) (2,047,272)
            =========  ======  ====== =========  ======== =========== =========

Balance,
December
31, 2001           26,426,374  2,642 11,024,799 (4,000) (13,070,713) (2,047,272)
Common Stock
Issued for
services           13,940,444  1,394    213,365      -            -     214,759
Proceed from
Issuance of
Common Shares      13,783,332  1,379    103,122      -            -     104,500
Issuance of
Common Shares
for Conversion
Of Debt            14,895,427  1,490  1,629,626      -            -   1,631,118
Net Loss                           -          -      -   (1,198,345) (1,198,345)
Issuance of
common shares
for acquisition     2,000,000    200     99,800      -            -     100,000
Prior period
adjustment                  -      -          -      -      849,758     849,758

Balance,
December
31, 2002           71,045,577  7,105 13,070,713 (4,000) (13,419,300)   (345,483)







The accompanying notes are an integral part of these financial statements.




                                SPECTRAFAX CORP.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2002
==============================================================================
Year Ended December 31:                                 2002           2001
                                                     ----------     ----------

Cash flows from operating activities
Net loss                                            $(1,198,587)    (1,078,739)
Adjustments to reconcile net loss to
net cash used in operating activities
   Common stock issued for services                     214,169        407,850
   Warrants Issued                                       88,509              -
   Net assets of discontinued operations                      -          3,496
  Changes in assets and liabilities
  (Increase) Decrease in prepaid expenses
   and other assets                                   1,435,042         20,683
  (Increase) Decrease in security deposits                    -         11,258
   Increase (Decrease) in accounts payable
   and accrued expenses                                (402,281)        94,034
   Increase (Decrease) in due to related party         (219,078)        86,033
                                                     ----------     ----------
Net cash flows used in operating activities             (81,984)      (455,385)

Cash flows from investing activities
   Deposit on Lease/Asset Purchase Agreement                  -        300,000
   Advances from officers                                     -        109,145
   Repayments to officers                                     -        (67,135)
                                                     ----------     ----------
Net cash flows provided by (used in)
investing activities                                          -        342,010

Cash flows from financing activities
   Proceeds from the issuance of notes payable                -         86,000
   Repayments on notes payable                                -        (12,200)
   Proceeds from the sale of common stock               104,500              -
                                                     ----------     ----------
Net cash flows provided by financing activities         104,500         73,800
                                                     ----------     ----------

Increase (Decrease) in cash and cash Equivalents         22,516        (39,575)
Cash and cash equivalents, beginning of year                415         39,990
                                                     ----------     ----------
Cash and cash equivalents, end of year               $   22,931            415
                                                     ==========     ==========





The accompanying notes are an integral part of these financial statements.

                              SEREFEX CORPORATION
Notes To Financial Statements
For the Year Ended December 31, 2002
==============================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Background - Serefex Corporation (the Company) was organized under the laws of
----------
the State of Delaware on March 6, 2002 as a corporation. On April 25, 2002, the Company legally entered into a Plan and Agreement of Merger with Spectrafax Corp. (a Florida corporation), the terminating corporation, and commenced operations under the name of Serefex Corporation as of that date simultaneously with the merger. On April 25, 2002, the terminating corporation exchanged its issued common shares with the Company whereby each said common share which was issued and outstanding immediately prior to the effective time of the merger remained issued and outstanding afterwards. The transaction was accounted for as a merger of entities under common control in accordance with Appendix D of Statement of Financial Accountings Standards Statement No. 141 wherein the stockholders of the Company retained the same outstanding common stock of the terminating corporation after the merger. Accordingly, the transaction was accounted for at historical cost similar to accounting for pooling-of-interests. The merger's objective was for Spectrafax to be domiciled in a different state and change its name. Serefex had no prior operating history prior to the merger.

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

Basis of Presentation - The financial statements included herein include the
---------------------
accounts of the Serefex Corporation prepared under the accrual basis of accounting.

Management's Use of Estimates - The preparation of financial statements in
-----------------------------
conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the
-------------------------
Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments - The carrying amounts of financial
-----------------------------------
instruments including accounts payable and accrued expenses approximated fair value because of the immediate short-term maturity of these instruments.

                              SEREFEX CORPORATION
Notes To Financial Statements
For the Year Ended December 31, 2002
==============================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')
-----------------------------------------------------------

Income Taxes - Income taxes are provided for the tax effects of transactions
------------
reported in the financial statements and consist of deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting and net operating loss-carry forwards. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

Loss Per Share - The Company reports earnings (loss) per share in accordance
--------------
with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share due to the anti-dilutive effect of warrants on the net loss of the Company.

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

                              SEREFEX CORPORATION
Notes To Financial Statements
For the Year Ended December 31, 2002
==============================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')
-----------------------------------------------------------

Recent Accounting Pronouncements - In July 2001, the Financial Accounting
--------------------------------
Standards Board issued Statement of Financial Accounting Standards (SFAS) No.143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

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

                              SEREFEX CORPORATION
Notes To Financial Statements
For the Year Ended December 31, 2002
==============================================================================

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

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
                                                        =========

NOTE C - INCOME TAXES
---------------------

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

The Company's total deferred tax asset as of December 31, 2002 is as follows:

     Net operating loss carry forwards          $   13,000,000
     Valuation allowance                           (13,000,000)
                                                --------------

          Net deferred tax asset                $           --
                                                ==============

                              SEREFEX CORPORATION
Notes To Financial Statements
For the Year Ended December 31, 2002
==============================================================================

NOTE C - INCOME TAXES (CONT.)
-----------------------------

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the year ended December 31, 2002 is as follows:

Income tax computed at the federal statutory rate 34%

State income taxes, net of federal tax benefit   -0-%
                                                 ----

     Valuation allowance                         (34%)
                                                 ----
     Net deferred tax asset                      -0-%
                                                 ====

NOTE D - GOING CONCERN
----------------------

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

NOTE E - SEGMENT REPORTING
--------------------------

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

                              SEREFEX CORPORATION
Notes To Financial Statements
For the Year Ended December 31, 2002
==============================================================================

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

NOTE G - STOCK WARRANTS
-----------------------

During 2002, the Company issued stock warrants to various parties. The stock warrants allow the parties to purchase shares of the Company's stock at various prices per share per each individual warrant agreement. The warrants allow the various parties to purchase one common share of the Company's stock for each warrant. The warrants expire at various times through May 2008 per each individual warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. Forfeited warrants during 2002 totaled 1,475,000 shares due to termination of employment. During the year ended December 31, 2002, the Company recorded an expense of approximately $89,000, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming 5% risk-free interest, 0% dividend yield, 60% volatility, and an expected lives ranging from nine months to six years.

                              SEREFEX CORPORATION
Notes To Financial Statements
For the Year Ended December 31, 2002
==============================================================================

NOTE G - STOCK WARRANTS (CONT.)
-------------------------------

Stock warrants outstanding and exercisable on December 31, 2002 are as follows:


                                      Weighted Average     Weighted Average
Range of Exercise    Shares Under     Exercise Price       Remaining Life
Price per  Share        Option        Per Share            In Years
-----------------    ------------     ----------------     ----------------
Outstanding:

$.006 - $ .10        18,614,676             $0.03                3.02
$.20  - $3.50         1,356,001             $1.36                4.05
                     ----------
                     19,970,677

Exercisable:
$.006 - $ .10        17,139,676             $0.03                  --
$.20  - $3.50         1,356,001             $1.36                  --
                     ----------
                     18,495,677




NOTE H - RELATED PARTY TRANSACTIONS
-----------------------------------

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

NOTE I - COMMITMENTS
--------------------

Upon unanimous vote of the Company's Finance Committee, the Company is committed to pay 100,000 shares of its common stock to its Chief Financial Officer in the first quarter of 2003 as compensation. Also, the Committee approved a quarterly salary of $19,500 to the Company's President for his annual term of employment.

                              SEREFEX CORPORATION
Notes To Financial Statements
For the Year Ended December 31, 2002
==============================================================================

NOTE J - LITIGATION
-------------------

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

NOTE K - SUBSEQUENT EVENTS
--------------------------

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