Form 10QSB
period 2003-09-30
SEREFEX CORP
filed 2003-10-15
CIK 773937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2003

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


                          3427 EXCHANGE AVENUE, SUITE B
                              NAPLES, FLORIDA 34104
                    (Address of Principal Executive Office)

                                 (239) 262-1610
                (Issuer's Telephone Number, Including Area Code)


As of the close of business on October 10, 2003, 103,482,967 shares of the Company's common stock, par value $.0001 per share, were outstanding.


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

ITEM 1.     FINANCIAL STATEMENTS



                              SEREFEX CORPORATION

                                  BALANCE SHEET
                         SEPTEMBER 30, 2003 (unaudited)


                                                              Sep 30, 03
                                                              ----------

ASSETS

   Current Assets
      Cash & Cash Equivalents                                     32,140
      Other Current Assets
         Deposits                                                  2,200
         Prepaid Exp                                               9,146
         Inventory                                                67,570
                                                              ----------
      Total Other Current Assets                                  78,916
                                                              ----------
   Total Current Assets                                          111,057

   Fixed Assets
      Computer Equip                                               5,242
      Small Equipment                                                841
      Furniture & Fixtures                                         2,194
      Accumulated Depreciation                                      (836)
                                                              ----------
   Total Fixed Assets                                              7,440
                                                              ----------
TOTAL ASSETS                                                     118,497
                                                              ==========

LIABILITIES & EQUITY
   Liabilities
      Current Liabilities
         Accounts Payable                                        181,605
         Sales Tax Payable                                           107
      Total Current Liabilities                                  181,713
                                                              ----------
   Total Liabilities                                             181,713
                                                              ==========
   Deficit
      Common Stock                                                10,349
         Issued & Outstanding: 103,482,967
      Paid In Capital                                         13,507,396
      Retained Deficit                                       (13,419,298)
      Net Loss                                                  (161,662)
                                                              ----------
   Total Deficit                                                 (63,216)
                                                              ----------
TOTAL LIABILITIES & EQUITY                                       118,497
                                                              ==========




See condensed notes to financial statements.



                              SEREFEX CORPORATION

                            STATEMENTS OF OPERATIONS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (unaudited)


                          3 Months      3 Months      9 Months      9 Months
                          Ending        Ending        Ending        Ending
                          Sept 30,      Sept 30,      Sept 30,      Sept 30,
                          2003          2002          2003          2002
                          ---------     ---------     ---------     ---------

ORDINARY INCOME/EXPENSE
      REVENUE                 1,971                       2,878
      COST OF GOODS SOLD        851                       1,145
                          ---------                   ---------
   GROSS PROFIT               1,120                       1,734
                          ---------                   ---------
      EXPENSE
         MARKETING EXP        9,482                      12,829
         EMPLOYEE EXP         2,214                       3,351
         PROFEESSIONAL FEES 110,848                     233,384
         GENERAL &
          ADMINISTRATIVE EXP 14,169        65,720        36,878       590,238
         PRIOR PERIOD
          ADJUSTMENT                     (849,758)                   (849,758)
         INTEREST EXP                                                  44,655
         CONTINUED OPERATIONS                                           6,524
         INVENTORY LOSS (GAIN)  771                         932
                          ---------     ---------     ---------     ---------
      TOTAL EXPENSE         137,483      (784,038)      287,374      (208,341)
                          ---------     ---------     ---------     ---------
NET ORDINARY INCOME        (136,363)      784,038      (285,640)      208,341
OTHER INCOME
      NEGOTIATED SETTLEMENTS                            122,596
      OTHER INCOME            2,229        54,576         4,227        54,576
                          ---------     ---------     ---------     ---------
   TOTAL OTHER INCOME         2,229        54,576       126,824        54,576
   OTHER EXPENSE
      BANK FEES                  88           679           659           679
      OTHER EXP                 751                       2,186
      INCOME TAX
                          ---------     ---------     ---------     ---------
   TOTAL OTHER EXPENSE          840           679         2,845           679
                          ---------     ---------     ---------     ---------
   NET OTHER INCOME           1,389        53,896       123,979        53,896
                          ---------     ---------     ---------     ---------
NET INCOME                 (134,974)      837,934      (161,662)      262,237
                          =========     =========     =========     =========

BASIC LOSS PER
 COMMON SHARE                (0.002)        0.016        (0.002)        0.006
BASIC WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING             85,851,477    52,684,726    87,266,272    43,348,268






See condensed notes to financial statements.

                              SEREFEX CORPORATION

                            STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (unaudited)


                                                  JAN - SEP 03    JAN - SEP 02
                                                  ------------    ------------

OPERATING ACTIVITIES
   NET INCOME                                         (161,662)        262,237

   ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH PROVIDED BY OPERATIONS:
      PREPAID EXP & DEPOSITS                           (11,346)
      INVENTORY                                        (67,570)
      ACCOUNTS PAYABLE                                 (67,709)       (729,898)
      COMMON STOCK ISSUED FOR SERVICES                 125,000         502,750
      ACCRUED INTEREST                                                (155,577)
      SALES TAX PAYABLE                                    107
      DEPRECIATION                                         836
                                                  ------------    ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES          (182,344)       (120,488)

   INVESTING ACTIVITIES
      PAYMENTS TO OFFICER                                              (38,204)
      FIXED ASSETS                                      (8,277)
                                                  ------------    ------------
   NET CASH PROVIDED BY INVESTING ACTIVITIES            (8,277)        (38,204)

   FINANCING ACTIVITIES
      REPAYMENT OF NOTES PAYABLE                      (119,100)
      PROCEEDS FROM ISSUANCE OF STOCK                  318,928         158,474
                                                  ------------    ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES           199,828         158,474
                                                  ------------    ------------

   NET CASH INCREASE FOR PERIOD                          9,208            (218)
   CASH AT BEGINNING OF PERIOD                          22,932             240
                                                  ------------    ------------
CASH AT END OF PERIOD                                   32,140              22
                                                  ============    ============



See condensed notes to financial statements.

                               SEREFEX CORORATION

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the nine months ended September 30, 2003 and 2002. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2002, as filed on Form 10-KSB.

     Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2002 Annual Report on Form 10-KSB. Our results for the nine months ended September 30, 2003 may not be indicative of our results for the twelve months ended December 31, 2003.

NOTE 2 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred significant recurring net losses since inception, current liabilities exceed current assets, and substantially all of its notes payable are technically in default.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

     As shown in the Company's financial statements, the Company suffered recurring losses from operations to date. It had a net deficiency in equity of $63,216 and a net working capital deficit of $70,655 as of September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern will depend on many factors, including the ability of the Company to successfully market licenses for Plant View Alerts Suite to small and mid-sized manufactures under its agreement with Shop Floor, and/or its ability to successfully resell paint and specialty coatings products in Florida under its agreement with CCC. In this regard, management intends to seek strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of one or both of the Company's new business operational activities, of which there can be no assurance, our management plans to raise new equity capital in order to improve liquidity and sustain operations.

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

NOTE 3 - COMMON STOCK

     The following is a summary of the stock issued during the nine months ended September 30, 2003:

(a) 8,333,332 shares for financing continuing operations and inventory at $0.006 per share or $50,000;
(b) 15,950,000 shares for financing continuing operations at $0.01 per share or $159,500;
(c) 823,544 shares for financing continuing operations at $0.08 per share or $65,884;
(d) 329,590 shares for financing continuing operations at $0.10 per share or $32,959;
(e) 4,000,000 shares for various services rendered at $0.01 per share, or $40,000;
(f) 2,000,000 shares for various services rendered at $0.04 per share, or $40,000;
(g) 1,000,000 shares for conversion accounts payable at $0.01 per share or $10,000;
(h) 2,264 shares for conversion of accounts payable at $0.25 per share, or $566;
(i) 2,660 shares for conversion of accounts payable at $0.25 per share, or $5665.
(j)  4,000 shares were returned to the treasury at $1.00 per share, or $4,000

                    [End of Notes to Financial Statements.]


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Critical Accounting Policies and Estimates.
     -------------------------------------------

     The information presented under Item 2 of this Quarterly Report is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience, if applicable, and on various other assumptions that are believed by management to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the fiscal quarter ended September 30, 2003, the Company does not presently have any "critical accounting policies."

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

     Through out the third quarter of 2003, the Company has focused its operations almost entirely on the sale of CCC's "MagnaPaint ", a patented water-based product that is applied under regular wall paint, to create a magnetic attractive surface and the development of several new key ancillary products. The Company has focused its marketing efforts for the MagnaPaint product to the residential and commercial construction industries in Southwest Florida, and purchased its first 45,000 pound truckload of MagnaPaint . Marketing goals for the MagnaPaint product include the retention of strategic relationships and alliances in order to develop sales of the product, and to thereby generate a positive cash flow for the Company. For the foreseeable future, management will seek to sign further distribution agreements relating to the exclusive distribution of MagnaPaint , and to introduce MagnaPaint into new marketplaces. To facilitate the Company's operations in Southwest Florida, and to store inventories of MagnaPaint , the Company has terminated its previous lease and has leased approximately twelve hundred (1,300) square feet of office space and Eight Hundred (800) square feet of warehouse space in Naples, Florida. The office space is leased for a five (5) year term, with an aggregate rental payment of Ninety Four Thousand, Eight Hundred Sixty Six and 67/100 Dollars ($94,866.67) for the 5 years. Management anticipates sub-leasing a portion of the office space to an unrelated third party to offset some of the aggregate rent due. Management believes that its current office and warehouse space will be suitable and adequate for the Company's foreseeable future.

     Throughout 2002 and continuing in the first three quarters of 2003, the Company has been actively engaged in seeking to consummate an acquisition of, merger, joint venture or Licensing arrangements with an operating company, and to introduce the products of the new company into new marketplaces. Management has no plans to limit the Company's growth opportunities to any particular industry, and will evaluate each candidate on its merits.

     Results of Operations.
     ----------------------

     Net Income. The Company had net loss of $(134,974) and $(161,662), for the three and nine months ended September 30, 2003 as compared with a net income of $837,934 and $262,237, for the same periods ended September, 2002, respectively. The dramatic change in net loss was primarily due to an accounting adjustment of $849,758 made in the third quarter of 2002. This amount was generated by negotiated settlements of old debt, write-offs of identified notes, and other actions pursued by new management in their efforts to rebuild the Company's financial position.

     Expenses. Total expenses for the three and nine months ended September 30, 2003 were $137,483 and $287,374, respectively. Of such amounts, $110,848 and $233,384, respectively, represent professional fees. Of the $233,384 paid during the nine months ended September 30, 2003, $200,150 was paid to management, who are currently engaged as consultants on a contractual basis, $9,902 was for legal fees, $18,685 was for accounting fees, $1,027 was for transfer agent fees and the balance of $3,620 was for miscellaneous fees. Total expenses for such periods are substantially less than those incurred during the similar periods of the prior year due primarily to a prior period adjustment which occurred in the third quarter of 2002 and general and administrative expenses incurred during the first six months of 2002. Current management, which assumed office in June 2002, following the resignation of the Company's former officers and directors after appropriate due diligence, remains unable to confirm various general and administrative expenses incurred during the six month period ended June 30, 2002. Some of such general and administrative expense items are now the subject of a lawsuit filed by the Company against its former management and related parties.

     Liquidity and Capital Resources.
     --------------------------------

     As of September 30, 2003, the Company's current liabilities exceeded its total assets by approximately $(63, 216), and its accumulated deficit is approximately $13,580,960. Substantially all of the Company's liabilities are past due.

     On September 30, 2003, we had cash of $32,146 and a working capital deficit of $(70,656). This compares with cash of $22 and a working capital deficit of $(293,350) at September 30, 2002. The decrease in working capital deficit was due to a modest increase in cash, the collection of proceeds in the amount of $318,929 from the private placement of common shares, and the settlement of an aggregate $11,231 in debt through the issuance of common shares.

     Net cash used in operating activities was $182,344 for the nine months ended September 30, 2003, which represents net loss of $(161,662), less $67,709 primarily attributable to the payment of payables and accrued expenses, and an increase in inventory of $67,570, which compares with net cash used in operating activities of $120,488 for the same period ended September 30, 2002. The increase in net cash used in operating activities for the nine months ended September 30, 2003, as compared with the nine months ended September 30, 2002, is primarily attributable to the resulting use of more cash and less common stock, for the payment of services rendered in the applicable quarters.

     Net cash used in investing activities totaled $8,277 for the nine months ended September 30, 2003, as compared with net cash used in investing activities of $38,204 for the nine months ended September 30, 2002. The increase in net cash used in investing activities was primarily due to the acquisition of fixed assets.

     Net cash provided by financing activities totaled $199,828 for the nine months ended September 30, 2003 as compared with net cash used in financing activities of $158,474 for the nine months ended September 30, 2002. The increase in net cash provided by financing activities was primarily due to the proceeds of $318,928 from the private placement of common stock, less the payment in the first quarter of 2003 of $119,100 in notes payable.

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

     Going Concern Risk.
     -------------------

     The Company's financial statements have been prepared in conformity with generally accepted accounting principles consistently applied, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. Current liabilities of $181,713 for the period ended September 30, 2003 exceed current assets of $111,057 for such period. Substantially all of the Company's liabilities are past due. As of September 30, 2003, the Company had a net deficiency in equity of $63,216 and a net working capital deficit of $70,656. These factors raise substantial doubt about the Company's ability to continue as a going concern, and the Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3.     CONTROLS AND PROCEDURES

     On September 30, 2003 (the "Evaluation Date"), the Company's Chief Executive Officer and its Chief Financial Officer made an evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Company in reports that the Company files under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations, because the Company's systems of controls and procedures are designed to assure, among other items, that (1) recorded transactions are valid; (2) valid transactions are recorded; and (3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. The Company has not made any significant changes to its internal controls subsequent to the Evaluation Date. The Company has not identified any significant deficiencies or material weaknesses or other factors that could significantly affect the controls since the last evaluation, and therefore, no corrective action was taken.

                           PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     There were no legal proceedings that first became reportable during the nine months ended September 30, 2003, however, the following is a description of certain existing legal proceedings in which there have been material developments during such period.

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

     The following is a summary of the common stock of the Company, par value $.0001 per share, privately placed without registration under the Securities Act of 1933, as amended, during the nine months ended September 30, 2003. The Company relied on the private placement exemptions from registration under state and federal securities laws for the issuance of such unregistered securities.

(a) An aggregate of 8,333,332 shares were sold in June 2003 at $0.006 per share ($50,000 cash) in connection with the exercise of warrants by one (1) investor. The proceeds of such sales were used to finance the Company's continuing operations and to purchase inventory of its MagnaPaint and shipping supplies;

(b) An aggregate of 15,950,000 shares were sold (including warrants exercised) in February, March, May, June, and August 2003 at $0.01 per share ($159,500 cash), to four (4) investors. The proceeds of such sales were used to finance the Company's continuing operations, pay accounts payable, and to purchase inventory of its MagnaPaint and shipping supplies;

(c) 823,544 shares were sold in March 2003 at $0.08 per share ($65,884 cash) in connection with the exercise of warrants by one (1) investor. The proceeds of the sale were used to finance the Company's continuing operations and to pay down notes payable.

(d) 329,590 shares were sold in August 2003 at $0.10 per share ($32,950 cash) in connection with the exercise of warrants by one (1) investor. The proceeds of the sale were used to finance the Company's continuing operations, pay accounts payable, and to purchase inventory of its MagnaPaint and shipping supplies;

(e) An aggregate of 4,000,000 shares were issued in February, March and May 2003 at $0.01 per share ($24,000) to the Company's executive officer, Chief Financial Officer and to its legal counsel, as payment for management and legal services rendered to the Company, respectively.

(f) An aggregate of 2,000,000 shares were issued in August 2003 at $0.04 per share ($80,000) to the Company's Chief Executive Officer and Chief Financial Officer, as payment for management services rendered to the Company.

(g) 1,000,000 shares were issued in March 2003 at $0.01 per share ($10,000) to the Company's legal counsel in connection with the conversion of accounts payable.

(h) 2,264 shares were issued in February 2003 at $0.25 per share ($566) to the Company's former transfer agent in connection with the conversion of accounts payable.

(i) 2,660 shares were issued in March 2003 at $0.25 per share ($665) in connection with the conversion of accounts payable for accounting services.

(j) 4,000 shares were returned to the treasury of the company in September 2003 at $1.00 per share ($4,000) in connection with a Board of Directors Resolution.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     On September 14, 2001, Peter Sulick filed a complaint in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County against the Company. The parties entered into a stipulation with the Court, pursuant to which the Company was restricted from selling, disposing of or transferring all or substantially all of its assets or merging with any entity until after: (a) the principal of and interest on the note is paid in full in cash, together with plaintiff's attorneys fees, or (b) the note is purchased, without recourse or warranty, by a third party at a mutually acceptable purchase price, and otherwise pursuant to the terms that are satisfactory to plaintiff. On July 2, 2002, the Court entered a judgment against the Company, finding that the Company, through its former CEO, violated the terms of both the promissory note and the stipulation with the Court. The Court awarded the plaintiff a judgment in the amount of $57,068 plus legal costs. The Company is reviewing with legal counsel the options for offsetting some or all of the Company's liability to other parties involved in the transaction between the Company and Mr. Sulick. $65,000 has been recorded as an accounts payable in the Company's financial statements.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.  The following exhibits are filed as part of this report:
     --------


Exhibit      Description
Number
-------      -----------

2.1          Plan of Merger between SpectraFax Corp. and Serefex Corporation
             ****
3.1          Certificate of Incorporation of Serefex Corporation **
3.2          Bylaws of Serefex Corporation **
4.1          Specimen of Common Stock Certificate ****
10.1         Plant View Alerts Purchase Agreement between Shop Floor Systems,
             Inc. and Serefex Corporation, dated October 9, 2002 ****
10.2         Sales Representative Agreement by and between Consolidated
             Coatings Corporation and Serefex Corporation, dated January 20, 2003 ****
10.3         Lease, dated May 8, 2003by and between Solar Investments and
             Serefex Corporation. ****
10.4         Lease, dated March 13, 2003 by and between Solar Investments and
             Serefex Corporation. ****
16.1         Letter on Change in Certifying Accountant ***
99.1         Certificate of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.2         Certificate of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted
             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *


__________



*      Filed herewith.
** Filed in the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on February 20, 2002.
*** Filed as Exhibit 16(b) to the Company's Current Report on Form 8-K, as filed with the Commission on November 8, 2002.
**** Filed as an Exhibit to the Company's Annual Report on Form 10-KSB or Form 10-QSB, as filed with the Securities and Exchange Commission (the "Commission").


(b)  Reports on Form 8-K.  The Company filed no reports on Form 8-K
     -------------------
     during the quarter ended September  30, 2003:

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October  10,  2003

       SEREFEX  CORPORATION


By:    /s/  Brian  S.  Dunn
       --------------------
       Brian  S.  Dunn,  Chief  Executive  Officer



Date:  October  10,  2003

By:    /s/  Todd  A.  Bartlett
       -----------------------
       Todd  A.  Bartlett,  Chief  Financial  Officer