Form 10KSB
period 2003-12-31
SEREFEX CORP
filed 2004-03-30
CIK 773937

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                  FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003
                                       OR
[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934.

For the transition period from _________ to _________

                        Commission file number   0-24362

                              SEREFEX CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                DELAWARE                                      59-2412164
     (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

     3427 Exchange Avenue, Suite B Naples, Florida               34104
        (Address of Principal Executive Office)                (Zip Code)

                                 (239) 262-1610
                (Issuer's Telephone Number, Including Area Code)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.0001 per share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's  revenues  for  its  most  recent  fiscal  year  were  $4,119.

The aggregate market value of the issuer's common stock held by non-affiliates was approximately $6,084,897, based on the average closing bid and ask price for the common stock on March 25, 2004.

As of March 15, 2004, there were outstanding 122,651,079 shares of the issuer's common stock, par value $.0001.

Transitional Small Business Disclosure Format (check one):     Yes [ ]   No  [X]

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.


                                TABLE OF CONTENTS

                                    Part  I
                                    -------

    Item    Page
    ----    ----
     1.     Description of Business                                            1
     2.     Description of Property                                            4
     3.     Legal Proceedings                                                  4
     4.     Submission of Matters to a Vote of Security Holders                5

                                    Part  II
                                    --------

     5.     Market for Common Equity and Related Stockholder Matters           5
     6.     Management's Discussion and Analysis or Plan of Operation          6
     7.     Financial Statements                                               9
     8.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          10
     8A.    Disclosure Controls and Procedures                                11

                                    Part  III
                                    ---------

     9.     Directors and Executive Officers of the Registrant                13
     10.    Executive Compensation                                            16
     11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   18
     12.    Certain Relationships and Related Transactions                    20
     13.    Exhibits, Lists and Reports on Form 8-K                           20
     14.    Principal Accountant Fees and Services                            21

                                      Other
                                      -----

            Index to Exhibits                                                 23
            Signature Page                                                    24
            Financial Statements                                              27

                                     PART  I

ITEM 1.     DESCRIPTION OF BUSINESS

HISTORY

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

     On June 1, 2001, the Company entered into an agreement with DataCom, LLC, an Illinois limited liability company ("DataCom"), pursuant to which DataCom agreed to lease substantially all of the Company's operating assets and manage all of the operations of the Company, for a payment of approximately $300,000. Subsequently, on December 4, 2001, the Company and DataCom entered into an asset purchase agreement, pursuant to which the Company sold the leased assets to DataCom, for a purchase price of $80,000. All of the proceeds from the sale of the assets to DataCom were used to repay indebtedness owed by the Company to Fifth Third Bank and other creditors. The transaction with DataCom constituted the sale of substantially all of the Company's assets, after which transaction the Company was no longer engaged in the research, development and distribution of facsimile processing systems, or in the distribution of real-time alert systems.

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

     On March 12, 2002, at a Special Meeting of the stockholders of the Company, a majority of the holders of the Company's common stock voted to approve, among other things, (i) the reincorporation of the Company under the laws of the State of Delaware and under the name Serefex Corporation (the "Reincorporation"), and
(ii) the merger of Tricomp, Inc., an Illinois corporation, ("Tricomp") with and into the reincorporated Company. Subsequent to the Stockholder Meeting, on June 7, 2002, after the consummation of the Reincorporation, the Board of Directors of the Company concluded that it was not in the best interests of the Company to merge with Tricomp, and voted to terminate the transaction.

     In June of 2002, the former directors and officers of the Company resigned, and a new board of directors and management took office. Under new management, the Company sought to create new business opportunities for stockholders. Presently, the Company is in the start-up phase of its business development, focusing primarily on the market for paint and specialty coatings product.

DESCRIPTION  OF  BUSINESS

     From its inception in 1983 until December 2001, the Company's primary business was the research, development, manufacturing and marketing of high quality facsimile processing systems to large corporations and government agencies. Customers, including IBM, Hewlett-Packard, Duracell, Bristol-Meyers, the U.S. Treasury Department, and the Executive Office of the U.S. President used the Company's patented Fax Liaison(TM) system to deliver internal information to fax machine users worldwide. The Company's fax services consisted primarily of its Fax Information Dissemination Services (including Fax Broadcast and Fax-on-Demand Services). Beginning in May 2000, the Company added to its operations the distribution of a real-time alert system following the Company's acquisition of 2AlertMe.com, Inc. Following the sale of substantially all of its assets to DataCom, LLC., the Company remained a shell throughout the fiscal year 2002 without operations or revenue.

     In January of 2003, the Company ventured into the paint and specialty coatings marketing industry in connection with the execution of an exclusive marketing agreement with Consolidated Coatings Corporation, a Canadian corporation (hereinafter referred to as "CCC"), a manufacturer of patented and patent-pending paint and specialty coatings products (the "Specialty Coatings Agreement"). The initial focus of the Company's efforts for the fiscal year 2003 has been on the marketing of "MagnaPaint", a water-based product that is applied under regular wall paint, to create a magnetic surface/invisible bulletin board, and on the sale of related products in the MagnaPaint product line. On January 26, 2004, the company entered into an additional agreement with CCC, granting the Company further exclusivity to market CCC's MagnaPaint throughout the State of Florida, to all "Big Box" chain stores in excess of 40,000 square feet, and to the national shopping networks of QVC and HSN. For 2004, the Company will be aggressively pursuing its new business plan for the placement of MagnaPaint products in large home improvement and hardware store chains, and for the introduction of the Company's products on university campuses.

     Under its agreement with CCC, the Company must make minimum purchases of product to retain its exclusivity, in the following amounts: (i) $115,000 in the second quarter, (ii) $300,000 in the third quarter, and (iii) $450,000 in the fourth quarter. If a greater amount is purchased in an earlier quarter the additional purchases will be credited toward the future quarterly requirements. In addition, the Company must spend at a minimum of at least $150,000 annually in advertising of the MagnaPaint brand.

     Additional territories may be available to the Company, but not on an exclusive basis. Also, CCC offers an extensive line of other paint and specialty coatings products for the interior, exterior, marine, industrial and forestry applications, which the Company has the right to market in the future under its agreements with CCC. However, the Company does not have any plans at the present time to expand its efforts into CCC's other lines of paint and specialty coating products.

     The Company recently engaged a national sales and marketing firm, Amarin, Inc. ("Amarin") to assist the Company in the distribution of the MagnaPaint line of products. In exchange for its promotion and solicitation of orders for MagnaPaint products on behalf of the Company, Amarin will receive a commission in an amount equal to 12% of gross sales placed. In addition, the Company will issue to Amarin up to 1,000,000 shares of the Company's Common Stock in connection with the performance of the agreement by Amarin.

     In October 2002, the Company entered into an agreement with Shop Floor Systems, Inc. ("SFS"), a developer of a state of the art manufacturing software suite, entitled "Plant View Alerts". The Plant View Alerts suite of software delivers real-time, mission critical information from the shop floor to any person in the manufacturing organization. In accordance with its agreement with SFS, the Company purchased two (2) licenses for resale to end-users. At that time, the Company's plans were to create a sales and distribution network of primarily small and mid-sized manufacturers because it believed that access to real-time information from the shop floor, and better management of resources was becoming more important to smaller manufacturers. In addition, the Company foresaw installation fees, sales of training and support services to the end-user of the manufacturing software, as potentially additional and/or continuing income streams. Shortly after purchasing the licenses from Shop Floor, the Company commenced marketing MagnaPaint products and has not aggressively pursued this venture.

GOING  CONCERN  ISSUES

     As shown in the Company's financial statements, the Company suffered recurring losses from operations to date. It experienced a loss of $1,253,759 during 2002, had a net deficiency in equity of $345,483 and a net working capital deficit of $345,483 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern will depend on many factors, including the ability of the Company to successfully market licenses for Plant View Alerts Suite to small and mid-sized manufactures under its agreement with Shop Floor, and/or its ability to successfully resell paint and specialty coatings products in Florida and to both the Big Box" stores and the shopping networks of HSN and QVC. In this regard, management intends to seek strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of one or both of the Company's new business operational activities, of which there can be no assurance, our new management plans to raise new equity capital in order to improve liquidity and sustain operations.

COMPETITION

     The Company faces significant competition for the licensing of its manufacturing software, Plant View Alerts, and for the resale of paint and specialty coatings products. Specifically, in the paint and specialty coatings industry, we face significant competition from manufacturers and retailers in Florida including Benjamin Moore & Co., Sherwin-Williams Co., Home Depot, and numerous other manufacturers and retailers of such products. Some of our competitors in the manufacturing software and the specialty coatings industries have substantial customer bases, greater financial and marketing resources, longer operating histories, greater name recognition and more established relationships than the Company. Management cannot be sure that the Company will have the resources or expertise to successfully compete with either the well established or any new entrepreneurial competitors. However, management plans to utilize intense marketing efforts, competitive pricing structures, and superior customer support services in order to compete in its business sectors. The Company can provide no assurance, however, that it will be successful in competing with existing or future business entities in its market sectors. In addition, there are a number of providers and resellers of shop floor and other manufacturing software alert systems to small and mid-sized manufactures, including such vendors as ASI DataMyte Incorporated, Executive Manufacturing Technologies Inc., Mattec Corporation, and Adept Scientific, Inc., which companies would be competition for the Plant View Alert Software Suite.

GOVERNMENT REGULATION

     No government approvals are required to conduct the Company's principal operations, and we are not aware of any probable governmental regulation of our business sectors in the near future.

EMPLOYEES

     As of December 31, 2003, the Company's Chief Executive Officer and Chief Financial Officer provided their services to the Company, part-time, as independent contractors; however, the Company may enter into employment agreements with such officers in the near future. The Company will retain additional employees, on an as needed basis, in connection with the start-up of its new business sectors. We do not currently anticipate experiencing any difficulty in recruiting and retaining employees.

REPORTS  TO  SECURITY  HOLDERS

     The Company is not required to deliver an annual report to security holders and we do not presently intend to voluntarily deliver such reports. However, should the Company choose to create and deliver annual reports to security holders, such annual reports will contain audited financial statements. The Company files all of its required information with the Securities and Exchange Commission (the "Commission"), including Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K. The public may read and copy any materials that are filed by the Company with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and reports filed by the Company with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: http://www.sec.gov.

ITEM 2.     DESCRIPTION OF PROPERTY

     The Company currently leases approximately 1,300 square feet of executive style office and 700 square feet of warehouse space located at 3427 Exchange Avenue, Suite B, Naples, Florida, 34104. The Company leases such premises for a 5-year term, at approximately $2,150.00 per month.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is not presently involved in any pending legal proceedings that are not routine litigation incidental to its business. The following is a summary of the recent settlement reached in January of 2004 in connection with the litigation with Thomas J. Conwell and related parties.

     On September 17, 2002, the Company filed a complaint in the United States District Court Eastern District of Michigan, Southern Division (Case # 02-73714), against Thomas J. Conwell, Thomas J. Conwell REV TRUST Agreement Dated 9/5/95, Judith A. Conwell, Judith A. Conwell REV TRUST U/A DTD 9/5/95, Kent Conwell, Laketoju, LTD., and LSP Management LTD, jointly and severally, for an amount greater than $1,300,000.00. The Company alleges the defendants committed among other things, securities fraud, breach of fiduciary duty, common law fraud, negligence and racketeering, by participating in a fraudulent scheme and course of conduct that operated as a fraud or deceit on the Company and its stockholders, including, willfully and or recklessly disseminating materially false and misleading statements and/or concealing material adverse information about the business, operations, and financial condition of the Company. Messrs. Thomas Conwell and Kent Conwell counter sued the Company for an approximately $297,000 stemming from alleged breaches by the Company of its oral employment agreements with such persons for back wages, unused vacation and for alleged breaches of notes payable to such persons. No amount was provided for in the Company's Financial Statements for the Fiscal Year Ended December 31, 2003.

     On January 30, 2004, the Company entered into a settlement agreement with the defendants of this litigation, whereby the parties agreed to the following terms and conditions: (1) defendants will dismiss their counter claim against the Company for $297,000, (2) defendants will return to the Company all shares of the Company's Common Stock, approximately 2,225,000 shares, (3) defendants will pay to the Company the sum of Twenty Five Thousand Dollars ($25,000.00),
(4) defendants will execute a full, final and general release in favor of the Company, (5) defendants will pay all fees associated with the mediation of the lawsuit, and (6) the parties will bear their own costs and attorneys fees associated with this litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART  II

ITEM 5. MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

     The Company's common stock is quoted on the OTC Electronic Bulletin Board, a service maintained by The NASDAQ Stock Market, Inc., under the symbol "SFXC.OB". Trading in the Company's common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range high and low bid information for the Company's common stock for each quarter of the years ended December 31, 2002, 2003.

            BID QUOTATIONS FOR EACH QUARTER OF LAST TWO FISCAL YEARS
                                                    High          Low
                                                  --------      --------
     Fiscal 2002:
     -----------
     Quarter Ended March 31, 2002                 $  0.16       $  0.035
     Quarter Ended June 30, 2002                  $  0.11       $  0.006
     Quarter Ended September 30, 2002             $  0.012      $  0.005
     Quarter Ended December 31, 2002              $  0.028      $  0.005

     Fiscal 2003:
     -----------
     Quarter Ended March 31, 2003                 $  0.04       $  0.01
     Quarter Ended June 30, 2003                  $  0.04       $  0.01
     Quarter Ended September 30, 2003             $  0.08       $  0.01
     Quarter Ended December 31, 2003              $  0.10       $  0.04

     As of March 12, 2004, there were approximately 450 stockholders of record of the Company's common stock. Our registrar and transfer agent is Equity Transfer Services, Inc., located at 420 Adelaide Street west, #420, Toronto, Ontario, Canada, M5H 4C3. Their telephone number is (416) 361-0930, and their facsimile no is (416) 361-0470.

LIMITED MARKET FOR COMMON STOCK

     There is currently a limited trading market for our shares of Common Stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for our shares of common stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of the Company or our common stock.

DIVIDENDS

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for the growth needs of the Company. The Company currently intends to retain any future earnings to fund the development and growth of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     During the fourth quarter of 2003, the Company issued securities as follows:

     (a) In connection with a private placement of securities that was consummated on October 20, 2003, the Company issued 1,000,000 shares of the Company's Common Stock to one (1) person, at a purchase price of $0.01 per share.

     (b) On October 20, 2003, the Company issued 25,000 shares to an individual in consideration for that person's services to the Company for the development and maintenance of the Company's website.

     (c) In lieu of compensation for their services to the Company, the Company issued an aggregate of 2,000,000 to its Chief Executive Officer and its two (2) directors on December 1, 2003.

     (d) In connection with a private placement of securities that was consummated on December 1, 2003, the Company issued 500,000 shares of the Company's Common Stock to one (1) investor at a purchase price of $0.02 per share.

     (e) As part of the above-mentioned private placement, on December 1, 2003, the Company issued to the investor a warrant to purchase up to 200,000 shares of the Company's Common Stock at an exercise price of $0.05 per share, exercisable at any time for a period of five years.

     (f) In lieu of compensation for his services to the Company, on December 31, 2003, the Company granted its Chief Executive Officer an option to purchase up to 750,000 shares of the Company's Common Stock at an exercise price of $0.03 per share for a period of five (5) years.

     All of these securities were issued without registration under the Securities Act of 1933 based on the exemption afforded by Section 4(2) of that Act. The investors were accredited investors who understood that they could not resell such shares in the absence of registration or another exemption from registration. The Company has no obligation to the investors to register any of such shares for resale under the Securities Act of 1933.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION AND PLAN OF OPERATION

     Serefex Corporation, formerly known as Spectrafax, is a company in transition. In the late spring of 2002 the officers of the company formally resigned and the company was heading into bankruptcy. The stockholders decided to bring in a Chief Executive Officer who would lead in the clean-up of debts and prepare the Company as a shell, for the purpose of either a reverse merger, acquisition or joint venture, in an attempt to regain some of the lost value to the stockholders. Since that time, the Company, which was formerly a high tech software related company, utilizing faxing and notification solutions, is now becoming a reseller of specialty coatings, including the patented product
MagnaPaint, and various other magnetically backed ancillary items including premium glossy magnetically backed digital photo paper and adhesively backed magnetic stripping. The products are related and enter into the retail, home improvement, design, hardware and maintenance industries. Although we will provide year over year comparisons, our analysis will focus more on the new direction of the Company, current status and forward looking statements. The year 2002 was a year of transition, and corporate clean up, whereas the fiscal year 2003 is a base year starting anew. Year 2001 financials represent a company in trouble, fiscal year 2002 was the bottoming, followed by the clean up of creditors, and suspect transactions. Fiscal year 2003 was a rebuilding, in a completely new direction utilizing various platforms. As a result, variances between the years are from completely unrelated activities. In addition, last year the Company submitted only an audited balance sheet. Due to certain suspect transactions and financial activity of the Company's former management, and the complete lack of historical documentation, the current officers chose to acknowledge the shortcomings and submitted only documents we knew we could support and stand behind. This fact also leads to lack of efficacy in the year over year variance analysis. This Company is a Phoenix, any comparisons to the "old bird" is purely for reporting purposes, with little analytical value. Internally we are treating fiscal year 2003 as base year for our Company moving forward.

     The main industries we are moving into is retail, home improvement, hardware, construction, maintenance, renovation, design and remodeling. We are aggressively pursuing the sale of our products in several home improvement and hardware store chains. We are currently in the process of negotiating several store implementations with two large home improvement and hardware chains. The industry outlook projections for 2004 are strong in home remodeling, one in particular reporting strong paint sales, which complements our primer coatings and complimentary products.

     We believe home sales, remodeling, and redesign will be strong indicators for our sales in the hardware stores. The National Association of Home Builders reported that there were more than 1 million new homes for 2003, with December reaching almost 100,000 alone. The fourth quarter of 2003 showed strong sales leading into 2004. In addition HUD is currently announcing new finance programs for home builders and President Bush's statements in the state of the union address both indicate that new housing and remodeling will be strong for 2004.

     Our short-term risk, over the next 12 months, will be the introduction of our product into the marketplace. Most chain stores purchase initial "test" quantities for several of their stores. If the merchandise turn over rate is successful, they will order larger quantities in more locations, until gradually all their locations are carrying a given product. Our plan of operation for the next 12 months will be to place products in test quantities in at least 15 large home improvement and hardware stores, and to have our test products accepted for larger orders by at least two (2) large chains. Once our products are introduced as test products, the initial sale of these products will be critical in determining the growth rate of our Company. Longer-term, our risk will be the ability to control the production and distribution of the product. We believe we are well positioned to build long-term relationships with our suppliers and protect our advantage through controlling either the product(s) or distribution of our product(s).

LIQUIDITY

     To date Serefex Corporation is a going concern due to the support of our investors and their belief in our business strategy. Capital raises and additional acquisition through shares and warrants have supported our existence. However, our current working capital has improved to negative $106,943 and the total debt has been reduced to $183,777. The total owner's equity is currently at a negative $97,430. The Company has continued to pay down our obligations and build assets and contracts for a stronger future. For 2003, the primary reason for improvement in liquidity was due to the sale of shares, which were invested to build relationships and contractual arrangements necessary to provide a viable business plan for the Company.

                               LIQUIDITY ANALYSIS

                       December 31, 2003     December 31, 2002
                       -----------------     -----------------
     Current Assets            $  76,834             $  22,932
     Working Capital            (106,943)             (345,482)
     Owners Equity               (97,430)             (345,482)
     Total Debt                $ 183,777             $ 368,414

     Historically, since the new management took over mid year 2002, balance sheet improvements were achieved through negotiated settlements, write off of debts due to invalid contracts or agreements, and challenging the recording of undocumented debts.

     Currently, Serefex Corporation is in the process of a capital raise for the next step in our business plan. This funding will allow financing for the float in inventory to support the sale of our product into large hardware and home improvement store chains. We have raised $150,000 from the sale of equity during the first quarter of 2004 thus far, and the first purchase order from a hardware chain will be supported by the proceeds from the capital raised for the inventory purchase necessary to fill the order.

     In addition to inventory acquisition, the Company has the increased burden of continuing to settle old debts. As the cash flow changes from income from the sale of stock to revenue from the sale of product, the Company will start to incur the cash burden of settling old debts.

     We have projected that the Company will be operating from revenue and gross profit margin by the end of the fourth quarter 2004, provided our assumptions prove correct, no unforeseen material adverse events occur, and we are able to execute on our business plan. Further discussion regarding forward projections is discussed below in "Financial Results of Operations".

FINANCIAL  RESULTS  OF  OPERATIONS, CONDITION OF COMPANY AND SIGNIFICANT FACTORS

     The most significant change from 2002 to 2003 was that the Company started generating modest revenue towards the end of the third quarter in 2003. Additional sales and increased inventory levels were the results from the fourth quarter. Increased purchasing agreements and negotiations of sales contracts with home improvement, hardware chains and universities are all signs that the Company is in the beginning of its life cycle, with the Company's management guardedly confident of its future. This is in stark contrast of the high G&A expenses, lack of sales and the resignation of the Company's officers in fiscal year 2002. G&A for 2002 was more than $1.2 million and consisted of disposition of assets, failed business ventures and the beginning of litigation for the Company. In fiscal year 2003, G&A was $294,668 and consisted primarily of management compensation, marketing expenses, trade shows, and travel for new business ventures. Expenditures were utilized to generate growth of the Company. In addition, we saw the conclusion of nearly all of the pending legal proceedings in which the Company was involved by the end of 2003. The majority of the $294,668 G&A for 2003 was for management compensation ($155,156), services provided for warrants (73,898), contract staffing ($18,744), accounting fees ($19,960), rent ($12,280) and legal fees ($12,220).

     An historical analysis of the Company's results of operations involves the comparison of a dying organization, with its transition stage, and the beginning of a new entity. For 2004, the Company is pursuing a new business plan that is expected to see the placement of our MagnaPaint products in large home improvement and hardware chains, and the introduction of our products on university campuses. The Company is aggressively forecasting $2 million in sales, and a gross profit margin of approximately $500,000. Projected G&A expenses are estimated at approximately $300,000 with a net income of approximately $200,000. Revenue projections are based on current negotiations with hardware stores and major universities. If the initial test entries of our products are accepted by consumers, the Company could see growth over the next 12 months. Orders for large home improvement and hardware store chains would add significant increases in volume, and add stability. The G&A projected expenses are based on current contractual arrangements, such as our lease, entered into this year, projected staffing requirements to meet sales forecasts, and the expenses associated with shipping product. Most of the expenses have been determined from our recent activity in establishing our operations. If our projections are correct, the Company could be generating positive cash flow by the end of the fourth quarter 2004. Of course, there can be no assurances that the Company will not encounter material unforeseen hardships, or that other factors will not arise that will keep us from executing on or business plan and meeting our projections.

     The non-financial milestones facing the Company in the next 12 months relate to the Company's ability to place initial test products with large retail chain stores, to turn over sales of the initial products, and to secure contracts for large orders with large hardware store and home improvement store chains. In order to achieve our projections for the year 2004, the Company will need to be fully installed with its complete product line in at least two (2) separate national chain stores. We have contracted with a national marketing and sales force to assist us in meeting our sales goals. We also have in place agreements with the suppliers of our products, who can readily accommodate large volume purchases to support our projected growth requirements.

     In conclusion, 2003 was a good start-up year for our organization. Most of the past problems are now behind us, and our efforts are focused on the introduction of our new products into the market place. Although we are still supported by our investors at this time due to our lack of revenues, our projections suggest that we could be operating from revenues by the end of fiscal 2004, provided our assumptions are correct, and we are able to successfully execute on our business plan without any material unforeseen developments.

ITEM 7.     FINANCIAL  STATEMENTS

     The information required by this Item is located immediately following the signature page and of this annual report.

     In June 2002, the Company's officers and directors resigned, and new management was elected to replace former management. Sometime thereafter, the Company's accountants, Clancy and Co., P.L.L.C., requested that new management provide them with various representations and warranties with respect to financial and other matters that existed or occurred during former management's term of office, of which new management has no personal knowledge. After diligent effort, and through no fault of their own, new management was either unable to ascertain information, or discovered conflicting or problematic information that prevented new management from making the requested representations to the accountants, and the accountants resigned. However, based on the results of their due diligence, new management filed a lawsuit against former management, alleging, among other things, (i) systematic and fraudulent exclusion of investments and liabilities from the Company's financial statements, (ii) inflated earnings expectations, falsification of operations statistics, and (iii) concealed self-dealing. (See, "Legal Proceedings".) As a result of the foregoing, the Company's new independent accountants, Bongiovanni & Associates, were only able to audit the balance sheet of the Company as of December 31, 2002 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. They were not able to express and did not express in their report an opinion on the Company's statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2002, due to the fact that new management was unable to provide competent evidentiary information relating to the Company's balance sheet as of December 31, 2001. Accordingly, the opinion expressed in the auditors' report is limited solely to the balance sheet as of December 31, 2002 and the opinion expressed for the balance sheet, statements of operations, stockholders' deficit and cash flows for year ending December 31, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective October 21, 2002, Clancy and Co., P.L.L.C., ("Clancy and Co.") resigned as the Registrant's auditors. In June 2002, the Company's directors and officers resigned and a new board of directors and executive officers were elected. The Company's new management is not privy to, and therefore is unable to state whether, prior management had any disagreements with Clancy and Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Clancy and Co., would have caused it to make reference to the subject matter of the disagreements in connection with its report. The report of Clancy and Co. on the financial statements for the years ended December 31, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, however, the report of Clancy and Co. for such years contained the following qualifications:

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

     Prior to their resignation, Clancy and Co. requested that new management provide Clancy and Co. with various representations and warranties with respect to financial and other matters of which new management has no personal knowledge, because they relate to matters that existed or occurred during former management's term of office, and which, after diligent effort and through no fault of their own, new management was unable to ascertain. The Company's accountants resigned when new management advised the accountants that they would not be able to make the following representations.

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

     (iii)The Company is not a party to any lawsuit, either as plaintiff or defendant, nor has it been during the year then ended, nor are we aware of any matters presently that may result in any legal action. We have not consulted with any other attorneys regarding any matters relating to possible claims or contingencies.

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

ITEM 8A.    CONTROLS AND PROCEDURES

QUARTERLY  EVALUATION  OF  CONTROLS

     As of the end of the period covered by this annual report on Form 10-K, the Company evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Brian S. Dunn ("CEO"), and by Todd A. Bartlett, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO  AND  CFO  CERTIFICATIONS

     Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

DISCLOSURE  CONTROLS  AND  INTERNAL  CONTROLS

     Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

LIMITATIONS  ON  THE  EFFECTIVENESS  OF  CONTROLS

     Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE  OF  THE  EVALUATION

     The  CEO  and  CFO's  evaluation  of  our  Disclosure Controls and Internal
Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

     Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

CONCLUSIONS

     Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

                                    PART  III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS

     The following table sets forth the names and ages of the directors and executive officers of the Company, the positions and offices that each director and officer has held with the Company, and the period during which each served in such positions and offices. Each director and executive officer serves for a term of one (1) year and until his successor is duly elected and qualified.



                             DIRECTORS AND OFFICERS

NAME                         AGE     POSITION                   PERIOD IN OFFICE
----                         ---     --------                   ----------------

Douglas J. Hannah             35     Director                   June 2002 - Present
Terrance P. Monahan           39     Director                   June 2002 - Present
                                     Chief Executive Officer
Brian S. Dunn                 36     President, and Secretary   June 2002 - Present
Todd A. Bartlett              38     Chief Financial Officer
                                     and Treasurer              June 2002 - Present



     The following is a summary of the business experience and other biographical information with respect to each of the Company's officers and directors listed in the above-referenced table.

     Douglas J. Hannah is the President of Tri Star Properties, Inc., a Florida-based real estate investment and advisory firm. Mr. Hannah's firm advises a wide array of clients on mostly institutionally grade real estate investments. Mr. Hannah also has a background in venture capital private equity placement. In addition, he has served on the board of directors and was a principal stockholder of Ed-Vantage Software, Inc., which was purchased in July 2000 by Riverdeep Interactive Learning. In 2000, Mr. Hannah became the Executive Director of Business Development for and a seed investor in iMind Educational Systems, a technology company that was based in San Francisco. His responsibilities included initiating, negotiating and maintaining corporate and strategic relationships in the areas of software, core technology, delivery applications and web-based content. Additionally, he was responsible for licensing technology, and establishing contractual responsibilities, and analyzing and assessing the financial implications of licensing iMind's technology and services. Mr. Hannah possesses a Bachelors of Science degree in Business Administration, with a major in Finance from the University of South Florida.

     Terrence P. Monahan is currently the President of Logistic Software North America, a Michigan-based, enterprise level, software publisher for distribution and manufacturing organizations. Mr. Monahan previously was the President, and remains as a principal stockholder and director of FCE Inc., a leading technology provider to mid-range financial institutions. He also has served as the Vice President of DCM, a distributor of hardware and software products to the financial industry. In addition, he is a director of Miter, a Michigan company, and a director of its wholly owned subsidiary, Shop Floor Systems, Inc., a developer of software solutions for the manufacturing industry. Mr. Monahan has overseen sales and operations during his career, and has extensive experience in securing venture capital. He possesses a Bachelor of Arts degree from Michigan State University.

     Brian S. Dunn has founded numerous companies in both the real estate and the securities industries. Since December 1992, Mr. Dunn has been the President of Dunn Financial Group, a Michigan consulting company. From December 1999 to April 2001, Mr. Dunn was also a stockholder and officer of B.K.M., Inc., a Florida-based Internet advertising and promotions company. Mr. Dunn has extensive experience in finance, corporate structure, corporate securities, venture capital and both human and public relations. Mr. Dunn holds a Bachelor of Arts degree from Michigan State University.

     Todd A. Bartlett is CEO and founder of Sierra Holdings, Ltd. (f/ka/ Bartlett Capital Partners, Ltd.), a CFO consulting service specializing in business and strategic planning services, SEC reporting, mergers and acquisitions, start-up organization, business and financial modeling, forecasting, and turnaround consulting. Mr. Bartlett also possesses a tremendous amount of expertise in forensic and investigative accounting. Mr. Bartlett possesses a Bachelor of Arts degree in Economics from the University of Michigan and an Masters in Business Administration in Finance from the University of Detroit.

IDENTIFICATION OF KEY EMPLOYEES AND ADVISORS TO THE BOARD OF DIRECTORS

     The following is a summary of the business experience of, and other biographical information regarding, key employees of the Company, and persons who serve as advisors to the Board of Directors. At this time, none of the advisors to the Board receives any compensation for such service.

     Shawn M. Williams became the Company's Controller in February 2004. Before joining the Company, Mr. Williams was the Controller for SRI Marble & Granite, Inc. from February 2001 to February 2004 where his responsibilities included the generation of all financial statements, financial forecasts and budgets and the responsibility for account principals, practices and general ledger activities. From June 1999 through February 2001, he was the Controller for Hi0Lite Services, Inc., and before that, Mr. Williams served as Hi-Lite's Operations Manager.

     Don Gunther has served as an advisor to the Board of Directors since October 2002. Mr. Gunther is the retired Vice-Chairman of Bechtel Group, (www.bechtel.com). Bechtel is one of the world's largest engineering-construction firms, with over 50,000 employees located throughout 67 countries.

     Ben M. Jones, III has served as an advisor to the Board of Directors since February 2003. Mr. Jones is the Retired President of Mortgage Insurance
Services Corporation., a provider of accident and health insurance products, which is located throughout 37 states. Mr. Jones retired in 1964, at the age of
34. Mr. Jones graduated from the University of North Carolina at Chapel Hill in 1950 with a Bachelor of Arts degree in Economics. Mr. Jones currently has numerous philanthropic causes to which he greatly contributes.

     Robert C. Marconi has served as an advisor to the Board of Directors since February 2003. Mr. Marconi is the owner and Chief Executive Officer of RCM Industries, an aluminum die-casting manufacturer. RCM Industries has over 150 customers, employs over 1,000 employees, and has four (4) manufacturing facilities located in the Midwest and South Eastern United States. Mr. Marconi holds a Business Administration degree from Northern Illinois and is deeply involved in numerous industry and charitable associations.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

     The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. The Company has been virtually a shell company for the past two (2) years, and only recently began generating modest revenues in the fourth quarter of its last fiscal year. Presently, there are only two (2) directors serving on the Company's Board, and the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of the Company's directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

CODE  OF  ETHICS

     The Company is presently working with its legal counsel to prepare and adopt a code of ethics that applies to the Company's principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of
                                                      ------------
Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
- Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer
-    Compliance  with  applicable  governmental  laws,  rules  and  regulations
- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
-    Accountability  for  adherence  to  the  code

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company's common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10.    EXECUTIVE COMPENSATION

     In June 2002, all of the Company's officers and directors resigned, and new management was elected to replace former management. Certain disclosures required by Item 10 of Form 10-KSB relate to matters that existed at the time of or occurred prior to June 2002, and current management has no actual knowledge of such matters. Furthermore, after diligent effort and through no fault of their own, current management is unable to ascertain certain information necessary for the disclosures required by Item 10, as specifically noted below.

EMPLOYMENT  CONTRACTS,  TERMINATION  AND  CHANGE-IN-CONTROL  ARRANGEMENTS

     Brian S. Dunn. There are no employment, confidentiality, non-compete, severance or change-in-control agreements between the Company and Brian S. Dunn, its Chief Executive Officer and President. The compensatory plan for Mr. Dunn for the Company's last fiscal year provided that Mr. Dunn would receive the following for each 90-day term of service: (i) $19,500 salary, (ii) a five-year option to purchase up to 750,000 shares of Company Common Stock at $0.03 per share, and (iii) an award of 1,500,000 restricted shares of Company Common Stock. Under his current compensatory plan for the fiscal year ending December 31, 2004, Mr. Dunn will receive an annual base salary of $105,300, and a performance bonus to be determined by the Board of Directors.

     Todd A. Bartlett. During the last fiscal year, the Company entered into two (2) independent contractor agreements with Todd A. Bartlett, for the period of April 1, 2003 through June 30, 2003, and from July 1, 2003 to December 31, 2003. Pursuant to such agreements, Mr. Bartlett received an aggregate of $9,000 cash 700,000 shares of restricted stock, and a five-year option to acquire up to 250,000 shares of the Company's Common Stock at an exercise price of $0.03 per share, as compensation for his services to the Company as its Chief Financial Officer and Treasurer. The independent contractor agreements with Mr. Bartlett did not include any non-compete, confidentiality, severance or change-in-control provisions.

     Shawn M. Williams. Mr. Williams' employment agreement provides for (i) $10,000 salary for the first 90-days of employment, (ii) $12,500 salary for the second 90-days of employment, (iii) $15,000 for the third 90-days, and (iv) $17,500 for the fourth 90-days of service. Thereafter, the Company will pay Mr. Williams an annual salary of $80,000. Under his employment agreement, Mr. Williams was awarded 250,000 restricted shares of Company Common Stock, which were issued to him at the commencement of his employment. The Company has the right to redeem such shares, at no cost to the Company, if Mr. Williams terminates his employment in the absence of a breach of the employment agreement by the Company. The employment agreement also provides for a second restricted stock award of an additional 250,000 restricted shares upon the completion of Mr. Williams's first full year of employment. If the Company terminates Mr. Williams' employment after the first 180-days of his employment without good reason, Mr. Williams will be entitled to receive the second restricted stock award at the time of such termination. The Company does not have any confidentiality, non-compete, or change-in-control agreements with Mr. Williams, and except as described above, there are no other severance arrangements between the Company and Mr. Williams.

COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer since June 2002. There are no executive officers or other individuals whose annual compensation for services rendered to the Company exceeded $100,000 during such period. For the reasons set forth in the introductory paragraph to this Item 10, current management is unable to make any representations with respect to the compensation of the Company's executive officers prior to June 2002.



                           SUMMARY COMPENSATION TABLE
                           --------------------------

                          Annual Compensation                 Long-Term Compensation Awards
                       -------------------------          -------------------------------------
Name and Principal     Year     Salary     Other          Restricted      Securities Underlying
Position                                                  Stock Award     Options (#)
------------------     ----     -------    ------         -----------     ---------------------

Brian S. Dunn (1)      2003     $78,000    $6,600         $   170,000            3,250,000
                       2002     $45,500    $    0         $    22,625            1,750,000



____________
(1) Brian S. Dunn has served as the Company's Chief Executive Officer since June 2002.

STOCK  OPTION  AWARDS

     The following table sets forth certain information regarding stock options granted to Company's Chief Executive Officer for the period of this annual report.



                      OPTION GRANTS IN LAST FISCAL YEAR (1)
                      -------------------------------------

                                  Percent of Total
Name     Number of Securities     Options Granted      Exercise    Market Price on    Expiration
         Underlying Options       To Employees         Price       Date of Grant      Date
----     --------------------     ----------------     --------    ---------------    ----------

Brian S.
Dunn (2)              250,000            8%             $0.03           $0.005         1/31/08
                      750,000           23%             $0.03           $0.02          5/ 1/08
                      750,000           23%             $0.03           $0.03          8/ 1/08
                      750,000           23%             $0.03           $0.05          9/28/08
                      750,000           23%             $0.03           $0.05         12/31/08
Totals:             3,250,000          100%



____________
(1) Effective, August 16, 2003, the Board of Directors terminated the Company's 2000 Employee Stock Option Plan. All options identified in the table were authorized by the Board outside of such plan, and are subject to the terms established by the Board at the time of grant.
(2) All options are fully vested. There are no performance criteria or other conditions precedent to the exercise of the options.

AGGREGATED  OPTION  EXERCISES  AND  FISCAL  YEAR  END  OPTION  VALUES

     The following table sets forth information regarding (i) stock options exercised during the last fiscal year by Brian S. Dunn, the Company's Chief Executive Officer, and (ii) the aggregate value of options held by Mr. Dunn as of December 31, 2003.



                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                      Number of Securities           Value of Unexercised
Name            Number of Shares         Value        Underlying Unexercised         In-The-Money Options at
                Acquired on Exercise     Realized     Options At FY-End              FY-End Exerciseable
                                                      Exerciseable/Unexercisable     /Unexercisable
----            --------------------     --------     --------------------------     -----------------------

Brian S. Dunn            0                   -              5,200,000 / 0                  $104,000 / $0




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The following table provides certain information regarding the Company's equity compensation plans and other equity compensation arrangements as of December 31, 2003.



                      EQUITY COMPENSATION PLAN INFORMATION

                    Number of Securities            Weighted-Average            Number of Securities
                    To Be Issue Upon Exercise       Exercise Price of           Remaining Available
Plan                of Outstanding Options          Outstanding Options         for Future Issuance
----                -------------------------       -------------------         --------------------

EQUITY COMPENSATION
PLANS APPROVED BY
STOCKHOLDERS:

2000 Director Stock
Option Plan                  40,000                      $0.09 /share                  460,000

EQUITY COMPENSATION
PLANS NOT APPROVED
BY SECURITY HOLDERS:

Equity Compensation
Arrangement with
Brian S. Dunn             3,250,000                      $0.03                               0

Equity Compensation
Arrangement with
Todd A. Bartlett            250,000                      $0.03                               0

Totals:                   3,540,000                      $0.03                       3,960,000



     The following is a description of the equity compensation arrangements pursuant to which Company Common Stock was authorized and issued without prior stockholder approval to Company employees and non-employees in exchange for consideration in the form of goods or services during the fiscal year ended December 31, 2003.

     Brian S. Dunn. Pursuant to the compensation arrangements between the Company and Brian S. Dunn during the last fiscal year, the Company granted Mr. Dunn fully vested, five-year options to purchase up to an aggregate of 3,250,000 shares of Company Common Stock at $0.03 per share, and awarded him 6,000,000 restricted shares of Company Common Stock.

     Todd A. Bartlett. Pursuant to the compensation arrangements between the Company and Todd Bartlett during the last fiscal year, the Company granted Mr. Bartlett a fully vested option to purchase up to 250,000 shares of the Company's Common Stock at $0.03 per share, and awarded him 700,000 restricted shares of Company Common Stock.

     Douglas J. Hannah and Terrance P. Monahan. The Company's 2000 Director Stock Option Plan (the "Director Plan") provides for the granting of an option to purchase 20,000 shares of common stock to each outside director on the date of each annual meeting of the stockholders of the Company. However, as of June 2002, the Board of Directors voted to suspend this provision indefinitely. Other than such Director Plan, the Company does not have a standard compensation plan pursuant to which its directors are compensated for their services as a director, committee participation or special assignments. On December 1, 2003, for their services to the Company as directors during the Company's last fiscal year, each of Messrs. Hannah and Monahan was awarded 250,000 restricted shares of Company Common Stock. Based on a closing price of $0.05 per share on the date of grant, the fair market value of the restricted stock awarded to each director was $12,500.

     Other Equity Based Compensation Arrangements. During the fiscal year ended December 31, 2003, the Company issued an aggregate 1,329,924 restricted shares of Company Common Stock in exchange for legal, accounting, website, and stock transfer services, at an average cost of $0.015 per share. In addition, in exchange for legal services, the Company granted a 3-year option to purchase up to 100,000 shares of Company Common Stock at $0.10 per share.

BENEFICIAL  OWNERSHIP  OF  COMPANY'S  COMMON  STOCK

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 15, 2004, by (i) each person known to the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. As of March 15, 2004, there were 122,651,079 shares of Common Stock issued and outstanding.



Name and Address                  Amount and Nature
of Beneficial Owner(1)            of Beneficial Ownership (2)(3)     Percentage of Class (4)
----------------------            ------------------------------     -----------------------

Don Gunther (5)                            20,154,674                         16.3%
Ben M. Jones III (6)                       26,839,180                         21.6%
Robert C. Marconi (7)                       7,870,632                          6.4%
Brian S. Dunn (8)                          15,730,699                         12.3%
Todd A. Bartlett (9)                        1,250,000                          1.0%
Douglas J. Hannah                           1,585,430                          1.3%
Terrence P. Monahan (10)                    2,670,000                          2.2%
Officers and directors
as a group (4 persons)                     21,236,129                         17.3%



___________________
(1) Unless otherwise indicated, the address of the persons named in the table is 3427 Exchange Avenue, Suite B, Naples, Florida 34104.
(2) As used herein, a person is deemed to be the "beneficial owner" of a security if he or she has or shares voting or investment power with respect to such security, or has the right to acquire such ownership within sixty
     (60) days. As used herein, "voting power" includes the power to vote or to direct the voting of shares, and "investment power" includes the power to dispose or to direct the disposition of shares, irrespective of any economic interest therein.
(3) Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all Common Stock beneficially owned by them.
(4) Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of March 15, 2004 plus, (ii) the number of shares that such individual or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.
(5) Includes 1,117,670 shares underlying warrants that Mr. Gunther has the right to acquire within 60 days.
(6) Includes 1,400,000 shares underlying warrants that Mr. Jones has the right to acquire within 60 days.
(7) Includes 400,000 shares underlying warrants that Mr. Marconi has the right to acquire within 60 days.
(8) Includes 5,200,000 shares underlying warrants that Mr. Dunn has the right to acquire within 60 days.
(9) Includes 250,000 shares underlying warrants that Mr. Bartlett has the right to acquire within 60 days.
(10) Includes 2,000,000 shares Shop Floor Systems, Inc., of which Mr. Monahan shares beneficial ownership.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 9, 2002, the Company signed an agreement (the "Distribution Agreement") with Shop Floor Systems, Inc. ("SFS") to distribute licenses for a suite of manufacturing software produced by SFS (each, a "License"). Terrance
P. Monahan, one of our directors, indirectly owns fifty percent (50%) of SFS, together with his father, who owns the balance of the outstanding stock of SFS. Therefore, Mr. Monahan has an indirect material financial interest in the transaction between the Company and SFS.

     Under the Distribution Agreement, the Company will pay a royalty to SFS in connection with each sale of a License by the Company to an end-user. The amount of such royalty payments to SFS will be equal to the following: (i) 40% of SFS' stated list price for the License ("List Price") for each of the first 10 Licenses resold by the Company in a given calendar year, (ii) 30% of the List Price for each of the next 10 Licenses distributed in the same year, and (iii) 20% of List Price for all additional Licenses the Company resells in that calendar year. In October 2002, the Company purchased two (2) Licenses from SFS for resale to end-users. In consideration for the sale of the Licenses to the Company, the Company issued an aggregate of 2,000,000 shares of Company Common Stock to SFS. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board, the aggregate market value of the restricted stock issued to SFS was $20,000 on the date of issuance, and $100,000 as of December 31, 2003. No royalties were paid or are otherwise due to SFS, in either of the Company's last two (2) fiscal years, for the distribution of SFS Licenses to third party end-users.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The  exhibit  list  required  by  Item  13  of  Form  10-KSB  is
     --------
     provided  in  the "Index to Exhibits" located herein, immediately following
                       -------------------
     Item  15.

(b)  Reports  on  Form  8-K  Filed  in  Last  Quarter  of  Fiscal  Year  2003.
     -------------------------------------------------------------------------
     None.

ITEM 14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

FEES  BILLED  FOR  AUDIT  AND  NON-AUDIT  SERVICES

     The following table represents the aggregate fees billed for professional audit services rendered to the Company by Clancy and Co., the Company's former independent auditor, and Bongiovanni & Associates, our current independent auditor, ("Bongiovanni") for the audit of the Company's annual financial statements for the years ended December 31, 2002 and 2003, and all fees billed for other services rendered by Clancy and Co. and Bongiovanni during those periods.


Year Ended December 31               2003                2002                 2002
                                 Bongiovanni          Bongiovanni          Clancy & Co.
----------------------           -----------          -----------          ------------

Audit Fees (1)                    $  18,239     (2)           --                $20,650     (3)
Audit-Related Fees (4)                   --                   --                     --
Tax Fees (5)                          1,500                1,500                  1,500
All Other Fees (6)                       --                   --                     --

Total Accounting Fees
and Services                      $  19,739               $1,500                $22,150


___________

(1) Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The
(2) The amounts shown for Bongiovanni in 2003 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2002, and (ii) the review of the financial statements included in the Company's filings on Form 10-QSB for the first, second and third quarters of 2003.
(3) The amounts shown for Clancy and Co. in 2002 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2001, and (ii) the review of the financial statements included in the Company's filings on Form 10-QSB for the first and second quarters of 2002.
(4) Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.
(5) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(6) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

PRE-APPROVAL  POLICY  FOR  AUDIT  AND  NON-AUDIT  SERVICES

     The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by Bongiovanni & Associates and Clancy and Co. after June 2002 were pre-approved by the Board of Directors of the Company.

     The Company is presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of the Company's accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that the Company's new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

                                INDEX TO EXHIBITS

The following exhibits are filed as part of this report:



Exhibit
Number                                   Description
------                                   -----------

2.1     Articles  and  Plan and Agreement of Merger between SpectraFax Corp. and
        Serefex  Corporation  ***
3.1     Certificate  of  Incorporation  of  Serefex  Corporation  **
3.2     Bylaws  of  Serefex  Corporation  **
4.1 See Exhibits 3.1 and 3.2 for the provisions of the Articles of Incorporation and Bylaws of the Company that define the rights of holders of the Company's Common Stock
4.2     Specimen  of  Common  Stock  Certificate  ***
10.1    Plant  View  Alerts Purchase Agreement between Shop Floor Systems, Inc.
        and  Serefex  Corporation,  dated  October  9,  2002  ***
10.2    Sales  Representative  Agreement  by  and between Consolidated Coatings
        Corporation  and  Serefex  Corporation  dated  January  20,  2003  ***
10.3    Lease  Agreement by and between Diversified Real Estate Group, Inc. and
        Serefex  Corporation,  dated  September  5,  2003  *
10.4    2000  Director  Stock  Option  Plan  *
10.5    Sales  Representative  Agreement by and between Serefex Corporation and
        Amarin,  Inc.,  dated  effective  as  of  January  27,  2004  +
10.6    Sales  Agreement  by  and  between Serefex Corporation and Consolidated
        Coatings  Corporation,  dated  January  27,  2004  +
10.7    Description  of  Compensatory Arrangement Between the Company and Brian
        S.  Dunn  *
10.8    Employment  Agreement  of  Shawn  M. Williams, dated January 24, 2004 *
14.1    Draft  of  Code  of  Ethics  *
16.1    Letter  on  Change  in  Certifying  Accountant  ++
31.1    Rule  13a-14(a)/15d-14(a)  Certifications  of  Todd  A. Bartlett, Chief
        Financial  Officer  *
31.2    Rule  13a-14(a)/15d-14(a)  Certifications  of  Brian  S.  Dunn, CEO and
        President  *
32.1    Section  1350  Certifications  of  Todd  A.  Bartlett,  Chief Financial
        Officer  *
32.2 Section 1350 Certifications of Brian S. Dunn, Chief Executive Officers and President *
99.1    Cautionary  Statements for Purposes of the Safe Harbor Provision of the
        Private  Securities  Litigation  Reform  Act  of  1995  *



__________
*    Filed  herewith.
** Contained in the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on February 20, 2002.
*** Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as filed with the Commission on April 15, 2003.
+ Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Commission on February 3, 2004.
++ Filed as Exhibit 16(b) to the Company's Current Report on Form 8-K, as filed with the Commission on November 8, 2002.

                                   SIGNATURES


     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March  26,  2004

       SEREFEX  CORPORATION


By:    /s/  Brian  S.  Dunn
       --------------------
       Brian  S.  Dunn,  Chief  Executive  Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                           Date

/s/ Brian S. Dunn            Chief Executive Officer             March 26, 2004
-----------------            President and Secretary
Brian S. Dunn


/s/ Todd A. Bartlett         Chief Financial Officer             March 26, 2004
--------------------         Treasurer
Todd A. Bartlett


/s/ Douglas J. Hannah        Director                            March 26, 2004
---------------------
Douglas J. Hannah


/s/ Terrence P. Monahan      Director                            March 26, 2004
-----------------------
Terrence P. Monahan

BONGIOVANNI & ASSOCIATES
Certified  Public  Accountants
                                                17111 Kenton Drive - Suite 204-B
                                                 Cornelius, North Carolina 28031
================================================================================

To the Board of Directors and Stockholders:
Serefex Corporation
3247 Exchange Avenue
Suite B
Naples, Florida 34104

We  have  audited  the  accompanying  balance  sheet  of  Serefex Corporation (a
Delaware corporation) as of December 31, 2003 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Serefex Corporation as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

February 2, 2004


                              SEREFEX CORPORATION
                                  BALANCE SHEET
                              AT DECEMBER 31, 2003
================================================================================

                                     ASSETS
                                     ------

CURRENT ASSETS
--------------

   Cash                                                           $        3,284
   Accounts Receivable                                                     1,047
   Inventory                                                              64,587
   Prepaid Expenses                                                        7,916
                                                                  --------------
      TOTAL CURRENT ASSETS                                                76,834
                                                                  --------------

FIXED ASSETS
------------
   Computer and Office Equipment                                           6,082
   Furniture and Fixtures                                                  2,194
   Accumulated Depreciation                                               (1,114)
                                                                  --------------
      TOTAL FIXED ASSETS                                                   7,162
                                                                  --------------

OTHER ASSETS
------------
   Deposits                                                                2,351
                                                                  --------------

      TOTAL ASSETS                                                $       86,347
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts Payable and Accrued Expenses                          $      183,777
                                                                  --------------
      TOTAL CURRENT LIABILITIES                                          183,777
                                                                  --------------

STOCKHOLDERS' DEFICIT
---------------------
   Common Stock (300,000,000 shares authorized,
     107,007,967 shares issued  and outstanding,
     par value $.0001)                                                    10,701
   Additional Paid in Capital                                         13,476,504
   Retained Deficit                                                  (13,584,635)
                                                                  --------------
      TOTAL STOCKHOLDERS' DEFICIT                                        (97,430)
                                                                  --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $       86,347
                                                                  ==============




         See notes to audited financial statements and auditors' report



                              SEREFEX CORPORATION
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
================================================================================


                                                      2003               2002
                                                   ----------         ----------


REVENUES:
---------
   Sales                                           $    4,119         $        -
   Cost of sales                                       (3,555)                 -
                                                   ----------         ----------
      GROSS PROFIT                                        564                  -

OPERATING EXPENSES:
-------------------
   General and Administrative                      $  294,668         $1,253,759
                                                   ----------         ----------
      TOTAL EXPENSES                                  294,668          1,253,759
                                                   ----------         ----------

      OPERATING LOSS                                 (294,104)        (1,253,759)
                                                   ----------         ----------

OTHER INCOME (EXPENSE):
-----------------------
   Other Income                                       128,769            100,069
   Interest Expense                                         -            (44,655)
                                                   ----------         ----------
                                                      128,769             55,414
                                                   ----------         ----------

      NET LOSS                                     $ (165,335)       $(1,198,345)
                                                   ==========         ==========

   Basic and Fully Diluted Loss per Share          $       **         $    (0.03)
                                                   ==========         ==========

   Weighted Average Shares Outstanding             91,823,411         47,797,613
                                                   ==========         ==========

** Less than $.01






         See notes to audited financial statements and auditors' report



                                         SEREFEX CORPORATION
                                STATEMENT OF STOCKHOLDERS' DEFICIT
                            FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
===================================================================================================


                                                                       Additional
                                            Common        Common       Paid in          Retained
                                            Stock         Shares       Capital          Deficit
                                           --------     ----------     -----------    -------------

   Balance, January 1, 2002                $  2,642     26,426,374     $11,024,799    $ (13,070,713)

   Issuance of common shares
     for services                             1,394     13,940,444          124,856               -

   Issuance of warrants for services              -              -           88,509               -

   Proceeds from issuance of common shares    1,379     13,783,332          103,122               -

   Issuance of common shares for acquisition    200      2,000,000           99,800               -

   Issuance of common shares for
     conversion of debt                       1,490     14,895,427        1,629,626               -

   Prior period adjustment                        -              -                -         849,758

      Net loss for year                           -              -               -       (1,198,345)
                                           --------     ----------     -----------    -------------

   Balances, December 31, 2002             $  7,105     71,045,577     $13,070,712    $ (13,419,300)

   Issuance of common shares for services       903      9,029,926           6,244                -

   Proceeds from issuance of common shares    2,693     26,936,464         325,650                -

   Issuance of warrants for services              -              -          73,898                -

   Treasury shares surrendered for cancellation   -         (4,000)              -                -

      Net loss for year                           -              -               -         (165,335)
                                           --------     ----------     -----------    -------------

   Balances, December 31, 2003             $ 10,701    107,007,967     $13,476,504    $ (13,584,635)
                                           ========     ==========     ===========    =============




         See notes to audited financial statements and auditors' report



                              SEREFEX CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
================================================================================


                                                      2003               2002
                                                   ----------         ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net loss                                        $ (165,335)       $(1,198,345)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation                                         1,114                  -
   Common stock issued for services                     7,147            214,169
   Warrants issued for services                        73,898             88,509
   Treasury shares surrendered for cancellation         4,000                  -
  (Increase) decrease in operating assets:
      Accounts receivable                              (1,047)                 -
      Inventory                                       (64,587)                 -
      Prepaid expenses and other assets                (7,916)         1,435,042
   Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses          (184,637)          (402,281)
      Due to related party                                  -           (219,078)
                                                   ----------         ----------
      NET CASH USED IN OPERATING ACTIVITIES          (337,363)           (81,984)
                                                   ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Deposits paid                                       (2,351)                 -
   Purchases of fixed assets                           (8,276)                 -
                                                   ----------         ----------
      NET CASH USED IN INVESTING ACTIVITIES           (10,627)                 -
                                                   ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Cash collected from issuance of common shares      328,343            104,500
                                                   ----------         ----------
      NET CASH PROVIDED BY INVESTING ACTIVITIES       328,343            104,500
                                                   ----------         ----------

      NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                              (19,647)            22,516
                                                   ----------         ----------

CASH AND CASH EQUIVALENTS:
--------------------------
   Beginning of year                                   22,931                415
                                                   ----------         ----------
   End of year                                     $    3,284         $   22,931
                                                   ==========         ==========



         See notes to audited financial statements and auditors' report

                              SEREFEX CORPORATION
                      Notes to Audited Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

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

The Company operates as a licensed sales representative for an unrelated, foreign, manufacturer of specialty coatings. The Company's sales are primarily to customers in the licensed territory of the State of Florida. Additionally, the Company is currently establishing sales and distribution channels for its "Plant View Alerts" software suite.

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

Fair  Value  of  Financial  Instruments  -  The  carrying  amounts  of financial
---------------------------------------
instruments including accounts receivable, inventory, prepaid expenses, deposits, and accounts payable and accrued expenses approximated fair value because of the immediate short-term maturity of these instruments.


                              SEREFEX CORPORATION
                      Notes to Audited Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

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

Stock-Based Compensation - The Company accounts for stock-based compensation
------------------------
using the fair value method of Financial Accounting Standard No. 123. Common shares issued for services rendered by a third party are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable. The Company accounts for options and warrants under the same authoritative guidance using the Black-Scholes Option Pricing Model.


                              SEREFEX CORPORATION
                      Notes to Audited Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')
-----------------------------------------------------------

Revenue  Recognition  - Revenue is recognized when the products are shipped. All
--------------------
revenue transactions are reviewed for credit worthiness prior to commencement of the revenue process. Other income in the accompanying Statements of Operations substantially consists of settlements of trade payables into equity.

Advertising  Costs- Advertising costs are expensed as incurred. The Company does
------------------
not incur any direct-response advertising costs. Advertising expense totaled $1,769 and $-0- for the years ended December 31, 2003 and 2002, respectively.

Recent  Accounting  Pronouncements  -  In  June 2001, the Financial Board issued
----------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

In April of 2002, Statement of Financial Accounting Standards ("SFAS") No. 145 was issued which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. As a result of SFAS No. 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows. The Company will adopt SFAS 145 on January 1, 2004.

In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS 146 to have an impact its financial statements once adopted on January 1, 2004.


                              SEREFEX CORPORATION
                      Notes to Audited Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')
-----------------------------------------------------------

Recent  Accounting  Pronouncements  (Cont.)  - In November 2002, the FASB issued
-------------------------------------------
Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees or Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to SFAS No. 123" ("SFAS No. 148"), which provides alternative methods of transition for companies voluntarily planning on implementing the fair value recognition provisions of SFAS No. 123. SFAS No. 148 also revises the disclosure provisions of SFAS No. 123 to require more promineI1t disclosure of the method of accounting for stock-based compensation, and requiring disclosure of pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied from the original effective date of SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 for the quarters ending after December 15, 2002.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15,2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company plans to adopt this Interpretation in the first quarter of fiscal 2004.

In January 2003, the EITF released Issue No. 00-21, ("EITF 00-21"), "Revenue Arrangements with Multiple Deliveries", which addressed certain aspects of the accounting by a vendor for arrangement under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard will not have an impact on the Company's financial statements.


                              SEREFEX CORPORATION
                      Notes to Audited Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')
-----------------------------------------------------------

Recent Accounting Pronouncements (Cont.) - In May 2003, the FASB issued SFAS No.
----------------------------------------
149,  "Amendment  of  Statement  133  on  Derivative  Instruments  and  Hedging
Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The standard will not impact the Company's financial statements.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2003 and 2002 is summarized as follows:

Cash  paid  during  the  periods  for  interest  and  income  taxes:

                                              2003             2002
                                            --------         --------
          Income Taxes                      $     --         $     --
          Interest                          $     --         $     --

NON-CASH FINANCING ACTIVITES:
-----------------------------

                                              2003             2002
                                            --------         --------

Common stock issued for services rendered   $  7,147         $214,169
                                            ========         ========

Warrants issued for services rendered       $ 73,898         $ 88,509
                                            ========         ========


                              SEREFEX CORPORATION
                      Notes to Audited Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

NOTE C - INCOME TAXES

The Company has approximately $13,000,000 of net operating losses available that expire in various years through the year 2023.

Due to operating losses and the inability to recognize an income tax benefit there from, there is no provision for current federal or state income taxes for the years ended December 31, 2003 and 2002.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's deferred tax asset at December 31, 2003 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $4,450,000 less a valuation allowance in the amount of approximately $4,450,000 respectively. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $50,000 and $119,000 for the years ended December 31, 2003 and 2002.

The Company's total deferred tax asset as of December 31, 2003 is as follows:

     Net operating loss carry forwards          $   13,000,000
     Valuation allowance                           (13,000,000)
                                                --------------

     Net deferred tax asset                     $           --
                                                ==============

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2003 and 2002 is as follows:

                                              2003             2002
                                            --------         --------

Income tax computed at
the federal statutory rate                    34 %             34 %

State income taxes, net of
federal tax benefit                           -0-%             -0-%
                                            --------         --------

Valuation allowance                          (34 %)           (34 %)
                                            --------         --------
Net deferred tax asset                        -0-%             -0-%
                                            ========         ========


                              SEREFEX CORPORATION
                      Notes to Audited Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

NOTE D - GOING CONCERN

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations to date. It experienced losses of $165,335 and $1,198,345 during 2003 and 2002, had a net deficiency in equity of $97,430 and a net working capital deficit of $106,943 as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE E - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of December 31, 2003.

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

During the years ended December 31, 2003 and 2002, 9,029,926 and 13,940,444 common shares were issued to consultants and officers as compensation for services rendered to the Company and valued at the fair market value of the shares at the time of issuance as determined by a third party source. 7,700,000 and 4,590,444 of these common shares, were issued to the Company's officers, directors and related entities associated with these parties, during 2003 and 2002, respectively.

During the years ended December 31, 2003 and 2002, 26,936,464 and 13,783,332 common shares were issued to investors for $328,343 and $104,500 cash received, respectively.


                              SEREFEX CORPORATION
                      Notes to Audited Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

NOTE F - EQUITY (CONT.)
-----------------------

During the year ended December 31, 2002, 14,895,427 common shares were issued to creditors and vendors in satisfaction of debt and payables owed by the Company and valued at the fair market value of the shares at the time of issuance as determined by a third party source. During the year ended December 31, 2003, 4,000 treasury shares were surrendered for cancellation and 4,926 common shares were issued for trade payables.

During the year ended December 31, 2002, 2,000,000 common shares were issued to a related party for purchase of licenses as discussed in Footnote H herein.

NOTE G - STOCK WARRANTS
-----------------------

During 2003, the Company issued stock warrants to various parties. The stock warrants allow the parties to purchase shares of the Company's stock at various prices per share per each individual warrant agreement. The warrants allow the various parties to purchase one common share of the Company's stock for each warrant. The warrants expire at various times through December 2008 per each individual warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. Forfeited warrants during 2003 totaled 20,000 shares due to expiration of the stock warrant date. During the year ended December 31, 2003, the Company recorded an expense of approximately $74,000, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5% risk-free interest, 0% dividend yield, 60% volatility, and expected lives ranging from one to five years.

During 2002, the Company issued stock warrants to various parties. The stock warrants allow the parties to purchase shares of the Company's stock at various prices per share per each individual warrant agreement. The warrants allow the various parties to purchase one common share of the Company's stock for each warrant. The warrants expire at various times through May 2008 per each individual warrant agreement. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. Forfeited warrants during 2002 totaled 1,475,000 shares due to termination of employment. During the year ended December 31, 2002, the Company recorded an expense of approximately $89,000, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5% risk-free interest, 0% dividend yield, 60% volatility, and expected lives ranging from nine months to six years.


                              SEREFEX CORPORATION
                      Notes to Audited Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

NOTE G - STOCK WARRANTS (CONT.)
-------------------------------

Stock warrants outstanding and exercisable on December 31, 2003 are as follows:

Range of Exercise                      Weighted Average     Weighted Average
Price per Share       Shares Under     Exercise Price       Remaining Life
Outstanding:          Option           Per Share            In Years
-----------------     ------------     ----------------     ----------------
$.03 - $ .10             7,983,212           $0.03                2.68
-----------------     ------------     ----------------     ----------------
$.20 - $3.50             1,356,001           $1.36                3.05
-----------------     ------------     ----------------     ----------------
                         9,339,213
                      ------------

Exercisable:
------------
$.03 - $ .10             7,983,212           $0.03                  --
-----------------     ------------     ----------------     ----------------
$.20 - $3.50             1,356,001           $1.36                  --
-----------------     ------------     ----------------     ----------------
                         9,339,213
                      ------------

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


                              SEREFEX CORPORATION
                      Notes to Audited Financial Statements
                 For the Years Ended December 31, 2003 and 2002
================================================================================

NOTE I - COMMITMENTS

The Company leases its executive offices and warehouse in Naples, Florida under a non-cancelable operating lease that expires on September 30, 2008. Future minimum rental payments as of December 31, 2003 in the aggregate and for each of the five succeeding years are as follows:

Year                               Amount
----                              --------
2004                              $ 18,566
2005                                19,308
2006                                20,081
2007                                20,884
2008                                 5,430
                                  --------
                                  $ 84,269
                                  ========

Rent expense for 2003 and 2002 was $12,280 and $ -0-, respectively.

NOTE J - SUBSEQUENT EVENTS

Subsequent to year-end, the Company issued an additional 3,400,000 stock warrants to unrelated parties. The stock warrants allow the parties to purchase shares of the Company's common stock at a certain price per share per the warrant agreement. The warrants allow the party to purchase one common share of the Company's stock for each warrant. The warrants expire on various dates through February 9, 2005 per the individual warrant agreements. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. The exercise price of the warrants is $.05.

Subsequent to year-end, the Company received $150,000 from the sales of common stock of the Company.

On January 26, 2004, the Company entered in to a Sales Agreement with an unrelated foreign manufacturer of specialty coatings and continued as its licensed sales representative. The Company was granted the exclusive territory of the following: entire State of Florida, QVC, HSN, "big box" stores exceeding 40,000 square feet per store. The term of the contract is for one year with automatic renewal options for additional one-year periods thereafter. The Company is committed to purchase minimum quantities of product from this entity and to spend a minimum amount of advertising and promotional dollars. This represents a material commitment and a concentration of a major customer risk.