Form 10QSB
period 2004-03-31
SEREFEX CORP
filed 2004-05-17
CIK 773937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark  One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2004

[ ]  Transition  report  under  Section  13  or  15(d)  of  the  Exchange Act
              For the transition period from _________ to _________


                      Commission file number:   0-24362


                              SEREFEX CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                DELAWARE                                   59-2412164
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation  or  Organization)                  Identification  No.)


                          3427 EXCHANGE AVENUE, SUITE B
                              NAPLES, FLORIDA 34104
                    (Address of Principal Executive Offices)


                                 (239) 262-1610
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of the close of business on April 30, 2004, 123,161,079 shares of the Company's common stock, par value $.0001 per share, were outstanding.

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


                                TABLE OF CONTENTS

PART  I.  FINANCIAL INFORMATION

Item  1.                                                                Page No.
                                                                        --------
Financial Statements                                                          1
Balance Sheet                                                                 1
Statements of Operations                                                      2
Statements of Cash Flows                                                      3
Notes to Financial Statements                                                 4

Item  2.  Management's Discussion and Analysis or Plan of Operation           5

Item  3.  Controls and Procedures                                             8

PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings                                                   8

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds         9

Item  3.  Defaults Upon Senior Securities                                     9

Item  6.  Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                   12

                        PART  I  FINANCIAL INFORMATION

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


                              SEREFEX CORPORATION
                                  Balance Sheet
                                  (Unaudited)
===============================================================================

                                                     31-Mar            31-Mar
                                                      2004              2003
                                                   ----------        ----------

                                     Assets
Current Assets
   Cash & Cash Equivalents                            183,684            26,355
   Accounts Receivable                                  1,181             7,428
   Inventory                                           61,571
   Deposits & Prepaid Exp                             189,000
                                                   ----------        ----------
      Total Current Assets                            435,437            33,783
                                                   ----------        ----------

Fixed Assets
   Computer & Equip                                     6,550             2,021
   Small Equipment                                        841               570
   Furniture & Fixtures                                 2,194             1,824
   Accumulated Depreciation                            (1,726)             (144)
                                                   ----------        ----------
      Total Fixed Assets                                7,858             4,271
                                                   ----------        ----------

      Total Assets                                    443,295            38,054
                                                   ==========        ==========

                        Liabilities & Equity Liabilities

Current Liabilities
   Accounts Payable                                   183,525           181,021
   Payroll Liabilities                                  4,851
                                                   ----------        ----------
      Total Current Liabilities                       188,376           181,021
                                                   ----------        ----------

      Total Liabilities                               188,376           181,021
                                                   ----------        ----------

Shareholder Equity
   Common Stock                                        10,908             8,072
   Paid In Capital                                 14,119,444        13,224,714
   Treasury Stock                                                        (4,000)
   Retained Earnings                              (13,875,433)      (13,371,753)
                                                   ----------        ----------
      Total Shareholder Equity                        254,919          (142,967)
                                                   ----------        ----------

      Total Liabilities & Equity                      443,295            38,054
                                                   ==========        ==========




See condensed notes to financial statements.

                              SEREFEX CORPORATION
                            Statement of Operations
                                  (Unaudited)
===============================================================================

                                                     31-Mar            31-Mar
                                                      2004              2003
                                                   ----------        ----------

Revenue                                                 2,977

Cost of Goods Sold
Materials                                               3,015
Shipping & Packaging                                      291
Broker Fees                                             1,297
                                                   ----------        ----------
   Total Cost of Goods Sold                             4,603                 0
                                                   ----------        ----------
   Gross Profit                                        (1,626)                0

Marketing Exp                                          80,013
Employee Exp                                           17,723
Professional Fees                                      24,044            64,212
Travel Exp                                              3,665
Overhead                                                7,966
General Admin                                           4,478            10,310
Financing Exp                                         153,849
                                                   ----------        ----------
   Total Operating Exp                                291,739            74,522
                                                   ----------        ----------
   Net Ordinary Income                               (293,364)          (74,522)

Other (Inc)/ Exp
Negotiated Settlements                                                 (122,596)
Discontinued Operations                                                     529
Sub Lease                                              (2,882)
Bank Fees                                                 186
Income Tax                                                130
                                                   ----------        ----------
   Total Other (Inc)/ Exp                              (2,567)         (122,067)
                                                   ----------        ----------
   Net Income                                        (290,797)           47,545
                                                   ==========        ==========

Basic Diluted loss per share                           (0.003)            0.001

Basic & Diluted weighted average                  113,663,197        75,884,811
Common Shares Outstanding


See condensed notes to financial statements.

                              SEREFEX CORPORATION
                            Statement of Cash Flows
                                  (Unaudited)
===============================================================================

                                                     31-Mar            31-Mar
                                                      2004              2003
                                                   ----------        ----------

Cash flows from operating activities

Net Income                                           (290,797)           47,545

Adjustments to reconcile net loss to net cash used
in operating activities
(Increase)/ Decrease in Asset accounts:
   Accounts Receivable                                   (135)
   Deposits & Prepaids                               (178,734)           (7,428)
   Inventory                                            3,015


   Increase /(Decrease) in liability accounts:
   Accounts Payable                                      (335)          (68,293)
   Other Liabilities                                    5,067

Operating Activities:
   Common Stock for services                          219,088            24,000
   Depreciation and Amortization                          612               144
                                                   ----------        ----------
   Net Cash Provided by Operating Activities         (242,219)           (4,032)

Investing Activities
   Acquisition of Assets                               (1,308)           (4,416)

Financing Activities
   Proceeds from issuance of Stock                    270,208           130,970
                                                   ----------        ----------
   Warrants for Financing                             153,849
   Repayment of Notes payable                                          (119,100)
                                                   ----------        ----------
   Net Proceeds from Financing Activities             424,057            11,870

   Net change in cash                                 180,530             3,422
                                                   ----------        ----------
   Cash at beginning of period                          3,154            22,932

   Cash at end of period                              183,684            26,354
                                                   ==========        ==========


See condensed notes to financial statements.

                              SEREFEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE 1     BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2003, as filed on Form 10-KSB.

     Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2003 Annual Report on Form 10-KSB. Our results for the three months ended March 31, 2004 may not be indicative of our results for the twelve months ended December 31, 2003.

NOTE 2     GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred significant recurring net losses since inception, has very minimal revenue and substantially all of its notes payable are technically in default.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

     As shown in the Company's financial statements, the Company suffered recurring losses from operations to date. It had a total equity of $254,919 and a net working capital of $247,061 as of March 31, 2004. The ability of the Company to continue as a going concern will depend on many factors, including the ability of the Company to successfully market licenses for Plant View Alerts Suite to small and mid-sized manufactures under its agreement with Shop Floor, and/or its ability to successfully resell specialty coatings including, Magnapaint a Magnetic attractive coating, and it's ancillary magnetic product line in Florida, and to both the "Big Box" stores and the shopping networks of HSN and QVC. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of one or both of the Company's new business operational activities, of which there can be no assurance, our new management plans to raise new equity capital in order to improve liquidity and sustain operations.

NOTE 3     COMMON STOCK

     The following is a summary of the stock issued during the three months ended March 31, 2004:

(a) 13,500,000 shares for financing continuing operations at $0.02 per share or $270,000;

(b) 1,250,000 shares for Television Commercials and Purchased Airtime at $0.12 per share or $150,000;

(c) 750,000 shares for Magnapaint Marketing Campaign at $ 0.09 per share or $ 67,500;

(d) 250,000 shares for Shawn Williams employment Agreement $0.06 per share or $15,000;

(e) 333,334 shares for Independent Rep Agreement at $0.06 per share, or $20,000;

(f) 59,778 shares for conversion of Legal accounts payable at $0.02 per share or $1,195.56;

(g) 10,000 shares for conversion of computer design accounts payable at $0.06 per share, or $600;

                      End of Notes to Financial Statements.


ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES
                   ------------------------------------------

     The information presented under Item 2 of this Quarterly Report is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience, if applicable, and on various other assumptions that are believed by management to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the fiscal quarter ended March 31, 2004, the Company does not presently have any "critical accounting policies."

        NATURE OF THE COMPANY'S PRESENT OPERATIONS AND PLAN OF OPERATION
        ----------------------------------------------------------------

     From our inception until December 2001, the Company was engaged in a segment of the high tech industry. However, after the sale of substantially all of the Company's assets in December 2001, the Company had virtually no operations and was essentially a shell corporation until approximately the first quarter of 2003, when it commenced start-up activities in an entirely new industry related to home improvement and home decor. In the interim period, from January 2002 until June 2002, the Company reorganized as a Delaware corporation and attempted a failed merger. In June 2002, the Company's former management and directors resigned. For the remainder of 2002 and most of the Company's fiscal year 2003, our new management and directors kept the Company from filing bankruptcy by raising capital from the sale of stock to repay debt and for working capital purposes, issuing warrants to satisfy accounts payable, resolving litigation, and otherwise cleaning up the company's books and records, as possible. In addition, our new management and Board of Directors sought potential candidates for a reverse merger of the Company with an operating company, however, no satisfactory candidates were found. Also during that time period, the Company branched into two new business arenas.

     In  October  2002,  the  Company  entered into an agreement with Shop Floor
Systems, Inc. located in Detroit, Michigan, an affiliate of our director, Terrence Monahan. Shop Floor Systems is the developer of "Plant View Alerts", a state of the art manufacturing software suite, which delivers real-time, mission critical information from the shop floor to any person in the manufacturing organization, including real-time collection and archiving of data from any source (machine) on the shop floor, the transmission of shop floor data to external user-defined points, and the ability to analyze both current and historical data for continued improvement of the manufacturer's processes. The Company purchased two (2) of licenses for Plant View Alerts, for resale to end-users, with the intention of creating sales and distribution networks for the resale of the licenses to primarily small and mid-sized manufacturers.

     In January 2003, however, the Company entered into a second and distinctly different business arena when it signed an exclusive marketing contract with Consolidated Coatings Corporation, a Canadian corporation (hereinafter referred to as "CCC"), a manufacturer of patented and patent-pending paint and specialty coatings products for use in the home improvement, design, hardware, construction, renovation, remodeling and maintenance markets. Since entering into this marketing agreement with CCC, the Company has expended most of its energy and financial resources in this arena.

     Throughout most of fiscal 2003, the Company exerted its energies on start-up activities primarily focused on the development of a distribution network for CCC's Magnapaint . Magnapaint is a patented water-based product that is applied under regular wall paint or other wall coatings to create a magnetic attractive surface. The Company will also distribute several ancillary products, including magnetically backed digital photo paper, adhesively backed magnetic stripping, and very powerful industrial strength magnets. Our initial distribution efforts were directed at the residential and commercial construction industries in Southwest Florida. However, in the first quarter of fiscal 2004, we entered into another agreement with CCC which gave us exclusive rights to market and sell Magnapaint and its ancillary products to certain national chain stores throughout all of the United States, including Home Depot, Lowes, Menards, Wal-Mart, Kmart and Target, as well the exclusive right to distribute such products to the Home Shopping Network and QVC. Included in our agreement with CCC are the sales currently being generated by Menards, a 180-store do-it-yourself home improvement chain store located in the upper Midwest. We have also contracted with Amarin, Inc., as our sales representative firm for the promotion and solicitation of orders for our products.

     Management believes that home sales and the remodeling and redesign industries may be good indicators of potential future demand for our specialty coatings and complimentary products. The National Association of Home Builders reported that there were more than one million new homes built in 2003, with December 2003 alone reaching nearly 100,000 new construction starts. In addition, HUD recently announced new finance programs for home builders, and President Bush made statements in the his State of the Union Address, which suggested to our management that 2004 industry projections for home construction, remodeling and redesign may remain strong for the foreseeable future. Of course, there can be no assurances that such industries will continue to experience success in calendar year 2004 similar to that which they experienced in 2003, or that such successes will generate a demand for the Company's products.

     Our short-term risk, over the course of fiscal 2004, is related primarily to the Company's ability to successfully introduce our specialty coating and ancillary products into the marketplace. We are aggressively pursuing the distribution of our products through the large chain stores, with an emphasis on the home improvement and hardware stores. Chain stores typically purchase initial "test" quantities of a product for placement in a small number of their stores. If the merchandise turn over rate for our products is successful in the test stores, then orders for larger quantities and placement in additional store locations can be anticipated. Our plan for the Company's fiscal year 2004 is to place small test quantities of our products in a minimum of fifteen (15) large chain stores, and to have our products accepted for larger orders and additional store locations by at least two (2) large chains. We are currently negotiating the placement of test quantities of our products with two (2) chain stores. Once our products are introduced as test merchandise, the rate of the initial sales of our products will be critical in assessing the potential growth rate of our Company in this business arena.

     Long-term, the Company's risk in the specialty coatings business will be our ability to control the supply and distribution of our products. We believe our relationship with CCC and Amarin is satisfactory at this time. We also believe the Company is well positioned to build long-term relationships with our suppliers and sales representative firm and protect our market, should one develop.

     Year over year comparisons are not included in the following discussions of our results of operations and financial condition or liquidity. As the foregoing history of the Company's business activities clearly demonstrates, such information would compare a shell company facing bankruptcy after years in the high tech industry, with a company in the start-up phase of retail sales of specialty coatings for application in the home improvement, remodeling and redesign industries. We believe that such year over year comparisons under these circumstances do not provide any useful or material information to our shareholders and are inappropriate.

                              RESULTS OF OPERATIONS
                              ---------------------

     Net  Income.  The  Company  had net loss of ($290,797) for the three months
     -----------
ended March 31, 2004. The loss for the first quarter 2004 can be attributed to the normal expenses involved in starting an enterprise while revenues are minimal.

     Expenses.  Selling,  general  and  administrative  expenses  for  the three
     --------
months ended March 31, 2004 were $291,739. Marketing and sales expenses accounted for $80,013 of such expenses for the quarter. For the foreseeable future, marketing and other sales expenses are expected to increase as the Company seeks to gain entrance into the market and the acceptance of its products. Legal and accounting expenses, primarily relating to the audit for the fiscal year ended December 31, 2003 and for regulatory compliance, accounted for $24,044 of the Company's expenses in the first quarter. Salaries and other employee expenses totaled $17,723 for the quarter. The balance of the Company's expenses for the first quarter is attributable to the issuance of warrants in the aggregate amount of $153,849, which were issued in connection with our financing activities during the period. The majority of deposits and prepaid expenses appearing on the Company's balance sheet are for marketing and promotional activities.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     As of March 31, 2004, the Company's working capital was $247, 061. The Company's working capital for the period is primarily attributable to proceeds from the sale of shares of the Company's common stock to accredited investors, and from the issuance of warrants in connection with our financing activities during the quarter. The majority of the proceeds from sale of stock were expended on prepaid marketing costs and on the accumulation of adequate levels of product inventory. Our accumulated deficit was approximately $13,875,434 as of the end of the quarter, and substantially all of the Company's liabilities are past due. A snap shot of the Company's liquidity is provided in the table below:

                                31-Mar
                                 2004
                              ----------
Cash                             183,684
----                          ----------
Working Capital                  247,061
---------------               ----------
Current Assets                   435,437
--------------                ----------
Current Liability                188,376
-----------------             ----------
Net Income                      (290,797)
----------                    ----------
Shareholder Equity               254,919
------------------            ----------

     The Company's net cash from operating activities was $180,530 for the three months ended March 31, 2004. Our net loss from operating activities was offset by the receipt of proceeds of $270,000 from the sale of our common stock, the issuance of approximately $219,000 of common stock, and the issuance of approximately $150,000 in common stock purchase warrants in connection with our financing activities during the quarter. Presently, the Company has more than $180,000 invested in deposits and prepaid expenses, and holds over $60,000 in inventory. Until the Company begins to generate revenues sufficient to support our operations, we will continue to seek equity financing to provide the necessary working capital for our new business endeavors.

                               GOING CONCERN RISK
                               ------------------

     The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. All of the Company's notes payable are in default. The net loss from our new operations was ($290,797). As of March 31, 2004, the Company had a net equity of $254,919 and a net working capital of $247,061. Although our current assets of $435,437 for the period ended March 31, 2004 exceed our current liabilities of $188,376 for such period, this is the result of our equity financing activities and is not based on revenues generated from operations. Accordingly, there is still substantial doubt as to Company's ability to continue as a going concern. However, the Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The ability of the Company to continue as a going concern will depend on many factors, but primarily, it is dependent upon the Company's ability to successfully distribute its new specialty coating product, MagnaPaint , and it's ancillary product line in the Florida marketplace and nationally through chain stores and the home shopping networks. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of our new specialty coatings business, of which there can be no assurance, our management intends to continue to raise new equity capital in sustain operations as a going concern.

ITEM  3.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated of the effectiveness of Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate to ensure that all material information required to be disclosed by the Company in the reports that we file under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations of the Securities and Exchange Commission.

     During period covered by this report, the Company did not make any change that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                         PART  II  OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

     On September 17, 2002, the Company filed a complaint in the United States District Court Eastern District of Michigan, Southern Division (Case # 02-73714), against Thomas J. Conwell, Thomas J. Conwell REV TRUST Agreement Dated 9/5/95, Judith A. Conwell, Judith A. Conwell REV TRUST U/A DTD 9/5/95, Kent Conwell, Laketoju, LTD., and LSP Management LTD, jointly and severally, for an amount greater than $1,300,000.00. The Company alleged the defendants committed among other things, securities fraud, breach of fiduciary duty, common law fraud, negligence and racketeering, by participating in a fraudulent scheme and course of conduct that operated as a fraud or deceit on the Company and its stockholders, including, willfully and or recklessly disseminating materially false and misleading statements and/or concealing material adverse information about the business, operations, and financial condition of the Company. Messrs. Thomas Conwell and Kent Conwell counter sued the Company for an approximately $297,000 stemming from alleged breaches by the Company of its oral employment agreements with such persons for back wages, unused vacation and for alleged breaches of notes payable to such persons. On January 30, 2004, the Company entered into a settlement agreement with the defendants. The terms and conditions of the settlement agreement were reported to our the Securities and Exchange Commission (the "Commission") in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the "Annual Report"). On April 1, 2004, defendants alleged that the Company breached the settlement agreement by disclosing the terms of the agreement in the Annual Report, and that as a result of such alleged breach, that defendants do not intend to perform their obligations under the settlement agreement. It is our position, based on the advice of our legal counsel, that the disclosure of the terms of the settlement agreement in our Annual Report was required disclosure under the Commission's disclosure rules, as well as pursuant to the general anti-fraud provisions of the Federal securities laws. Accordingly, we believe that we have not breached the terms of the settlement agreement, and we will take all reasonable steps necessary to enforce the settlement agreement on behalf of the Company's shareholders.

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following is a summary of all of the shares of the Company's common stock, par value $.0001 per share, which were privately placed with accredited investors and without registration under Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), during the three months ended March 31, 2004. We relied on the exemption provided by Section 4(2) of the Securities Act for the issuance of such securities without registration.

(a) An aggregate of 13,500,000 shares were privately sold in January, February and March 2004 at $0.02 per share, or $270,000 in the aggregate, to fifteen
     (15) persons, all of whom were accredited investors. The proceeds of such sales were used for working capital purposes.

(b) 1,250,000 shares were issued in February at $0.12 per share, or $150,000, to a vendor of the Company in exchange for advertising services rendered.

(c) 750,000 shares were issued in February at $ 0.09 per share, or $ 67,500, to one of the Company's vendors in exchange for advertising services rendered.

(d) 250,000 shares were issued in February 2004 at $0.06 per share ($15,000), to our Controller in connection with the terms of his employment agreement.

(e) 333,334 shares were issued in February at $0.06 per share ($20,000) to our independent sales representative firm for marketing services rendered.

(f) 59,778 shares were issued in February at $0.02 per share ($1,195.56), for the conversion of accounts payable for legal services rendered.

(g) 10,000 shares were issued in March 2004 at $0.06 per share ($600) to one of the Company's vendors in connection with the conversion of accounts payable.

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

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The  following  exhibits  are  filed  as  a part of this report:
     --------


Exhibit Number      Description
--------------      -----------
3.1                 Certificate  of  Incorporation  of  Serefex  Corporation  **
3.2                 Bylaws  of  Serefex  Corporation  **
4.1                 See  Exhibits 3.1 and 3.2 for the provisions of the Articles of  Incorporation  and Bylaws of the Company that define the rights  of  holders  of  the  Company's  Common  Stock
4.2                 Specimen  of  Common  Stock  Certificate  ***
10.1                Plant  View  Alerts  Purchase  Agreement  between Shop Floor
                    Systems, Inc. and Serefex Corporation, dated October 9, 2002
                    ***
10.2                Sales  Representative  Agreement by and between Consolidated
                    Coatings  Corporation  and Serefex Corporation dated January
                    20,  2003  ***
10.3                Lease  Agreement  by  and  between  Diversified  Real Estate
                    Group, Inc. and Serefex Corporation, dated September 5, 2003
10.4                2000  Director  Stock  Option  Plan
10.5                Sales  Representative  Agreement  by  and  between  Serefex
                    Corporation  and Amarin, Inc., dated effective as of January
                    27,  2004
10.6                Sales  Agreement  by  and  between  Serefex  Corporation and
                    Consolidated  Coatings  Corporation,  dated January 27, 2004
10.7                Description  of Compensatory Arrangement Between the Company
                    and  Brian  S.  Dunn
10.8                Employment Agreement of Shawn M. Williams, dated January 24,
                    2004
31.1                Rule 13a-14(a)/15d-14(a) Certifications of Todd A. Bartlett,
                    Chief  Financial  Officer  *
31.2                Rule  13a-14(a)/15d-14(a)  Certifications  of Brian S. Dunn,
                    CEO  and  President  *
32.1                Section  1350  Certifications  of  Todd  A.  Bartlett, Chief
                    Financial  Officer  *
32.2                Section  1350  Certifications  of  Brian  S.  Dunn,  Chief
                    Executive  Officer  and  President  *
99.1                Cautionary  Statements  for  Purposes  of  the  Safe  Harbor
                    Provision of the Private Securities Litigation Reform Act of
                    1995  *

*    Filed  herewith.
** Contained in the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on February 20, 2002.
*** Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as filed with the Commission on April 15, 2003.
+ Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Commission on February 3, 2004.
++ Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as filed with the Commission on March 31, 2004.


(b)  Reports  on  Form  8-K.  On  February  2, 2004, the Company filed a Current
     ----------------------
     Report on Form 8-K to announce the execution of an exclusive marketing and sales agreement with Consolidated Coatings Corporation, and to file a copy of its sales representative agreement with Amarin, Inc.



                            Signature Page Follows.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SEREFEX CORPORATION



                                 By:  /s/ Brian S. Dunn
                                      -----------------
Date: May 15, 2004                    Brian S. Dunn, Chief Executive Officer




                                 By:  /s/ Todd A. Bartlett
                                      --------------------
Date: May 15, 2004                    Todd A. Bartlett, Chief Financial Officer