Form 10QSB
period 2004-06-30
SEREFEX CORP
filed 2004-08-13
CIK 773937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark  One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] As of the close of business on August 12, 2004, 123,646,079 shares of the Company's common stock, par value $.0001 per share, were outstanding.

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

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

                                                                        Page No.
                                                                        --------

     Item  1.     Financial  Statements                                        2
                  Balance  Sheet                                               2
                  Statements  of  Operations                                   3
                  Statements  of  Cash  Flows                                  4
                  Notes  to  Financial  Statements                             5

     Item  2.     Management's  Discussion  and  Analysis
                  or Plan of Operation                                         7

     Item  3.     Controls  and  Procedures                                   11
                  Quantitative  and  qualitative  disclosures
                  about  market  risk                                         11

PART  II.  OTHER  INFORMATION

     Item  1.     Legal  Proceedings                                          11

     Item  2.     Unregistered  Sales  of Equity Securities
                  and Use of Proceeds                                         12

     Item  3.     Defaults  Upon  Senior  Securities                          12

     Item  6.     Exhibits  and  Reports  on  Form  8-K                       13


     SIGNATURES                                                               15

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

ITEM  1.  FINANCIAL  STATEMENTS

                                  BALANCE SHEET
                                  (Unaudited)

                                                                 June 30, 2004
                                                                 -------------
                                     Assets

Current  Assets
   Cash  &  Cash  Equivalents                                    $     120,955
   Accounts  Receivable                                                    986
   Inventory                                                            61,198
   Deposits  &  Prepaid  Exp                                           184,127
                                                                 -------------
      Total  Current  Assets                                           367,266
                                                                 -------------

Fixed  Assets
   Computer  &  Equip                                                    6,550
   Small  Equipment                                                        841
   Furniture  &  Fixtures                                                2,194
   Accumulated  Depreciation                                            (2,338)
                                                                 -------------
      Total  Fixed  Assets                                               7,246
                                                                 -------------
      Total  Assets                                              $     374,512
                                                                 =============

                              Liabilities & Equity

Liabilities

Current  Liabilities
   Accounts  Payable                                             $     196,156
   Payroll  Liabilities                                                  4,606
                                                                 -------------
      Total  Current  Liabilities                                      200,762
                                                                 -------------

      Total  Liabilities                                               200,762
                                                                 -------------

Shareholder's  Equity
   Common  Stock                                                        12,364
   Paid  In  Capital                                             $  14,073,333
   Retained  Earnings                                              (13,911,947)
                                                                 -------------

      Total  Shareholder's  Equity                                     173,750
                                                                 -------------

      Total  Liabilities  &  Shareholder's  Equity               $     374,512
                                                                 =============


                  See condensed notes to financial statements.



                                     STATEMENT OF OPERATIONS
                                           (Unaudited)

                                        Three Months Ended June 30,     Six Months Ended June 30,
                                           2004            2003            2004          2003
                                        ----------      ----------      ----------    ----------


Revenue                                 $      611      $      907      $    3,588    $      907

Cost of Goods Sold
   Materials                                   151             293           3,166           293
   Shipping  &  Packaging                      704               0             995             0
   Broker  Fees                                  0               0           1,297             0
   Royalties  Paid                           3,000               0           3,000             0
                                        ----------      ----------      ----------    ----------

Total  Cost  of  Goods  Sold                 3,855             293           8,458           293
                                        ----------      ----------      ----------    ----------

Gross  Profit                               (3,244)            614          (4,870)          614
                                        ----------      ----------      ----------    ----------

Marketing Exp                               10,040           3,347          90,053         3,347
Employee Exp                                46,160             378          63,883         1,137
Professional  Fees                          25,180          58,325          49,225       122,536
Travel  Exp                                  7,880               0          11,546             0
Overhead                                     8,558               0          16,524             0
General  Administrative                      7,003          13,320          11,481        22,871

Total  Operating  Exp                      104,821          75,370         242,711       149,891
                                        ----------      ----------      ----------    ----------

Net  Ordinary  Income                     (108,065)        (74,756)       (247,581)     (149,277)
                                        ----------      ----------      ----------    ----------

Other  (Inc)/Exp
   Negotiated  Settlements                       0               0               0      (122,596)
   Sub  Lease                               (2,229)              0          (5,111)            0
   Bank  Fees                                  103              41             289           570
   Income  Tax                                   0               0             130             0
   Other  Income                                (1)           (563)             (1)         (563)
   Financing  Exp                            4,476               0         158,325             0
                                        ----------      ----------      ----------    ----------

Total  Other  (Inc)/Exp                      2,349            (522)        153,631      (122,589)
                                        ----------      ----------      ----------    ----------

Net Income (Loss)                       $ (110,414)     $  (74,234)     $ (401,212)   $  (26,688)
                                        ==========      ==========      ==========    ==========

Basic  Diluted  loss per share          $   (0.001)     $   (0.001)     $   (0.003)   $   (0.000)

Basic & Diluted weighted average
Common Shares Outstanding              123,247,301      90,690,711     118,455,249    85,851,477


                  See condensed notes to financial statements.




                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                      Six Months Ended June 30,
                                                         2004          2003
                                                      ----------    ----------

Net  Loss                                             $ (401,212)   $  (26,688)

Adjustments to reconcile net loss to
net cash used in  operating  activities
  (Increase)/Decrease  in  Asset  accounts:
      Accounts  Receivable                                    60             0
      Deposits  &  Prepaids                             (173,860)       (8,346)
      Inventory                                            3,389       (68,522)

   Increase/(Decrease)  in  liability  accounts:
      Accounts  Payable                                   12,296       (66,493)
      Other  Liabilities                                   4,822             0

   Operating  Activities:
      Common  Stock  for Services                        219,696        45,000
      Warrants  for  Services                                  0             0
      Depreciation  and  Amortization                      1,223           557

   Asset/Royalty  Acquisition:
      Common  Stock  Royalty  Acquisition                  3,000             0
      Warrants for Services                                1,369             0

Net Cash Provided by Operating Activities               (329,217)     (124,492)
                                                      ----------    ----------

Investing  Activities
   Acquisition  of  Assets                                (1,308)       (8,276)

Net Cash Used in Investing Activities                     (1,308)       (8,276)
                                                      ----------    ----------

Financing  Activities
   Proceeds  from  issuance  of Common  Stock            290,000       280,970
   Warrants  Sold  for  Financing                        158,325             0
   Repayment  of  Notes  Payable                               0      (119,100)

Net Proceeds from Financing Activities                   448,325       161,870
                                                      ----------    ----------

Net  Increase  in  Cash                                  117,800        29,102

Cash  at  Beginning  of  Period                            3,154        22,932
                                                      ----------    ----------

Cash  at  End  of  Period                             $  120,955    $   52,034
                                                      ==========    ==========


                  See condensed notes to financial statements.

                              SEREFEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE  1  BASIS  OF  PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2003, as filed on Form 10-KSB.

     Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2003 Annual Report on Form 10-KSB. Our results for the three and six months ended June 30, 2004 may not be indicative of our results for the twelve months ended December 31, 2004.

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

     As shown in the Company's financial statements, the Company suffered recurring losses from operations to date. It had a total equity of $173,750 and a net working capital of $166,504 as of June 30, 2004. The ability of the Company to continue as a going concern will depend on many factors, including the ability of the Company to successfully market its Photo-Framer 4.0 Software Suite to retail consumers, and/or its ability to successfully resell specialty coatings including, Attracta-Magnet a magnetic attractive coating, and it's ancillary magnetic product line globally. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of one or both of the Company's new business operational activities, of which there can be no assurance, our new management plans to raise new equity capital in order to improve liquidity and sustain operations.

NOTE  3  COMMON  STOCK

     The following is a summary of the stock issued during the three months ended June 30, 2004:

(a) 400,000 shares to one investor for a warrant exercise at $0.05 per share or $20,000;

(b)  75,000  shares  for  Patent license agreement at $0.04 per share or $3,000;

(c)  10,000  shares  for  CFO  services  at  $0.04  per  share  or  $400.

NOTE  4  MANAGEMENTS  USE  OF  ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE  5  LOSS  PER  SHARE

     We report loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No.128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. There were no adjustments required to net loss for the periods presented in the computation of diluted earnings per share.

NOTE  6  REVENUE  RECOGNITION

     Revenue is recognized when the products are shipped. All revenue transactions are reviewed for credit worthiness prior to commencement of the revenue process. Other income in the accompanying Statements of Operations substantially consists of settlements of trade payables into equity.

NOTE  7  OFFICER'S  EMPLOYMENT  COMPENSATION

     As disclosed in our 2003 10-KSB, Brian Dunn will receive compensation of $105,300 for the fiscal year 2004 as the President of Serefex Corporation. Along with his annual compensation, Mr. Dunn is eligible for a performance bonus for the year to be decided by the Board of Directors.


                      End of Notes to Financial Statements.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES
                   ------------------------------------------

     The information presented under Item 2 of this Quarterly Report is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience, if applicable, and on various other assumptions that are believed by management to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of June 30, 2004, the Company does not have any "critical accounting policies."

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

     In  October  2002,  the  Company  entered into an agreement with Shop Floor
Systems, Inc. located in Detroit, Michigan, an affiliate of our director, Terrence Monahan. Shop Floor Systems is the developer of "Plant View Alerts", a state of the art manufacturing software package, which delivers real-time, mission critical information from the shop floor to any person in the manufacturing organization, including real-time collection and archiving of data from any source (machine) on the shop floor, the transmission of shop floor data to external user-defined points, and the ability to analyze both current and historical data for continued improvement of the manufacturer's processes. The Company purchased two (2) licenses for Plant View Alerts, for resale to end-users, with the intention of creating sales and distribution networks for the resale of the licenses to primarily small and mid-sized manufacturers. Effective June 30th 2004 the Company has discontinued the sales efforts of Plant View Alerts but still maintains the purchased licenses for possible future sale.

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

     During the second quarter of 2004, Serefex contracted the exclusive rights to manufacture, market, distribute and sell its' own patented magnetic coating under the filed trademark name Attracta-Magnet. We will be marketing, distributing and presenting this new product for sale globally along with our current additional products consisting of our premium glossy magnetically backed digital photo paper, industrial strength adhesively backed magnetic stripping, light duty magnetic tape, Photo-Framer 4.0 photo editing and framing software, summertime update discs for Photo-Framer 4.0, magnetically backed dry erase sheeting, and our very powerful rare earth "Mr. Mighty" magnets. In addition, acquiring the rights to our new coating allows us to pursue private label distribution with outside sources.

     Management believes that home sales and the remodeling and redesign industries may be good indicators of potential future demand for our specialty coatings and complimentary products. The National Association of Home Builders reported that there were more than one million new homes built in 2003, with December 2003 alone reaching nearly 100,000 new construction starts. In addition, HUD recently announced new finance programs for home builders, and President Bush made reference to this in his State of the Union address, which suggested to our management that 2004 industry projections for home construction, remodeling and redesign may remain strong for the foreseeable future. Of course, there can be no assurances that such industries will continue to experience success in calendar year 2004 similar to that which they experienced in 2003, or that such successes will generate a demand for the Company's products.

     Our short-term risk, over the course of fiscal 2004, is related primarily to the Company's ability to successfully introduce our specialty coating and ancillary products into the marketplace. We are aggressively pursuing the distribution of our products through the large chain stores, with an emphasis on the home improvement and hardware stores. In prior years, most chain stores typically purchased initial "test" quantities of a product for placement in a small number of their stores to test the market response of new products. The emerging new trend for some large home improvement chains is to be more selective in the products it chooses to market and allowing those products to receive chain wide installations in all of their retail stores. This new trend slows the process of being accepted by the large retail stores. We are in various sales stages with numerous home improvement chain stores regarding installations.

     Long-term, the Company's risk in the specialty coatings business will be our ability to control the supply and distribution of our products. After acquiring the rights to our own coating, we have allowed our contract with CCC to expire. Our relationship with Amarin is satisfactory at this time and we are currently looking to bring in more outside assistance to market our products. We also believe the Company is well positioned to build long-term relationships with our suppliers and sales representative firm and protect our market, should one develop.

     As the foregoing history of the Company's business activities clearly demonstrates, the following information compares a shell company facing bankruptcy after years in the high tech industry, with a company in the start-up phase of retail sales of specialty coatings for application in the home improvement, remodeling and redesign industries. We believe that such year over year comparisons under these circumstances do not provide any useful or material information to our shareholders.

                              RESULTS OF OPERATIONS
                              ---------------------

     Net  Income.  The  Company had a year to date increase in revenue year over
     -----------
year of $2,681. However, the Company had net loss of ($110,414) for the three months ended June 30, 2004, and a net loss of ($401,212) year to date. This compares to a net loss in the second quarter 2003 of ($74,234) for and a 2003-year to date loss of ($26,668). In the first six months of 2003 Serefex had a gain of $122,596 in negotiated settlements that accounts for the majority of the increase in losses in 2004. Additionally, Serefex incurred $158,325 in financing expense paid in warrants in efforts to raise capital.

     Expenses.  Although  Serefex  initiated  its  new  business  strategy  of
     --------
marketing specialty coatings in the beginning of 2003, it was still in the early stages and, additionally, it was still in the process of terminating its prior business. 2004 has experienced an increase in marketing expense in the second quarter from $3,347 in 2003 to $10,040 in 2004 and an increase in marketing expense of $86,706 from the six month period ended June 30, 2003 to the six month period ended June 30, 2004. Additionally, the increase in rent for the comparable periods was approximately $14,000.

                              Analysis of Net Loss

                 Six months ended June 30, 2003             $     (26,668)
                 Six months ended June 30, 2004             $    (401,212)
                                                            -------------
                 Variance                                   $     374,544

                 Negotiated Settlements (2003)              $     122,596
                 Financing expense paid in warrants         $     158,325
                 Increased Marketing Exp                    $      86,706
                 Increase in rent                           $      11,345
                 Increase in Revenue                        $      (2,681)
                 Other Selling and Administrative Exp.      $      (1,747)
                                                            -------------

                 Explanation of Variance                    $     374,544
                                                            -------------

     Additional  Expenses.  General  administrative  and travel for 2004 totaled
     --------------------
$14,883 for the quarter and $23,027 for the six month periods. 2003 totals were $13,320 and $22,871 respectively. Although employee expenses of $46,160 and professional fees of $25,180 totaled $71,340 for the quarter, an increase of $12,637 over the similar period of the prior year, six months comparisons were $113,108 for 2004 and $123,673 for 2003, a decrease of ($10,565).

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     As of June 30, 2004, the Company's working capital was $166,504. The Company's working capital for the period is primarily attributable to the remaining proceeds from the sale of shares of the Company's common stock to accredited investors, and from the issuance of warrants in connection with our financing activities during the 1st quarter. The majority of the Company's working capital was expended on operating expenses. The remaining working capital will be expended on prepaid marketing costs and on the accumulation of adequate levels of product inventory. Our accumulated deficit was approximately $13,911,947 as of the end of the quarter, and substantially all of the Company's liabilities are past due. A snap shot of the Company's liquidity is provided in the table below:

                                  Jun. 30,2004     Dec. 31,2003
                                  ------------     ------------
Cash                                   120,955            3,284
Working  Capital                       166,504         (106,943)
Current  Assets                        367,266           76,843
Current  Liabilities                   200,762          183,777
Shareholder  Equity                    173,750          (97,430)

     The primary explanation for the increase in the strength of the balance sheet is due to the cash reserves of Serefex and a significant amount of prepaid expenses and deposits for the company. The majority of which will go towards continued marketing of our product lines.

     The Company's net cash from operating activities was $(62,730) for the three months ended June 30, 2004. The Company had no substantial revenue or financial offset to it current operating loss. Presently, the Company has more than $180,000 invested in deposits and prepaid expenses, and holds over $60,000 in inventory. Until the Company begins to generate revenues sufficient to support our operations, we will continue to seek equity financing to provide the necessary working capital for our new business endeavors.

                               GOING CONCERN RISK
                               ------------------

     The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. All of the Company's accounts payable are in default. The net loss for the three months ending June 30, 2004 from our new operations was ($110,414). As of June 30, 2004, the Company had a net equity of $173,750 and a net working capital of $166,504. Although our current assets of $367,266 for the period ended June 30, 2004 exceed our current liabilities of $200,762 for such period, this is the result of our 1st quarter equity financing activities and is not based on revenues generated from operations. Accordingly, there is still substantial doubt as to Company's ability to continue as a going concern. However, the Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The ability of the Company to continue as a going concern will depend on many factors, but primarily, it is dependent upon the Company's ability to successfully distribute its new specialty coating product, Attracta-Magnet, and it's ancillary product line in the global marketplace. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of our new specialty coating, ancillary products and Photo-Framer 4.0 software businesses, of which there can be no assurance, our management intends to continue to raise new equity capital in sustain operations as a going concern.

ITEM  3.  CONTROLS  AND  PROCEDURES

     As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate to ensure that all material information required to be disclosed by the Company in the reports that we file under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations of the Securities and Exchange Commission.

During the period covered by this report, the Company did not make any change that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM  4.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

                         PART  II     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     On September 17, 2002, the Company filed a complaint in the United States District Court Eastern District of Michigan, Southern Division (Case # 02-73714), against Thomas J. Conwell, Thomas J. Conwell REV TRUST Agreement Dated 9/5/95, Judith A. Conwell, Judith A. Conwell REV TRUST U/A DTD 9/5/95, Kent Conwell, Laketoju, LTD., and LSP Management LTD, jointly and severally, for an amount greater than $1,300,000. The Company alleged the defendants committed among other things, securities fraud, breach of fiduciary duty, common law fraud, negligence and racketeering, by participating in a fraudulent scheme and course of conduct that operated as a fraud or deceit on the Company and its stockholders, including, willfully and or recklessly disseminating materially false and misleading statements and/or concealing material adverse information about the business, operations, and financial condition of the Company. Messrs. Thomas Conwell and Kent Conwell counter-sued the Company for approximately $297,000 stemming from alleged breaches by the Company of its oral employment agreements with such persons for back wages, unused vacation and for alleged breaches of notes payable to such persons. On January 30, 2004, the Company entered into a settlement agreement with the defendants. The terms and conditions of the settlement agreement were reported to the Securities and Exchange Commission (the "Commission") in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the "Annual Report"). On April 1, 2004, defendants alleged that the Company breached the settlement agreement by disclosing the terms of the agreement in the Annual Report, and that as a result of such alleged breach, that defendants do not intend to perform their obligations under the settlement agreement. It is our position, based on the advice of our legal counsel, that the disclosure of the terms of the settlement agreement in our Annual Report was required disclosure under the Commission's disclosure rules, as well as pursuant to the general anti-fraud provisions of the Federal securities laws. Accordingly, we believe that we have not breached the terms of the settlement agreement, and we will take all reasonable steps necessary to enforce the settlement agreement on behalf of the Company's shareholders. On June 9, 2004 the Company filed an action in the Circuit Court or the twentieth Judicial Circuit of Florida, in and for Collier County (Florida case # 04-2834CA) against the Defendants for the Breach of the settlement agreement.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     The following is a summary of all of the shares of the Company's common stock, par value $.0001 per share which was privately placed with accredited investors and without registration under Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), during the three months ended June 30, 2004. We relied on the exemption provided by Section 4(2) of the Securities Act for the issuance of such securities without registration.

(a) 400,000 shares were issued to one investor at $0.05 per share or $20,000.00 for the exercise of a warrant;

(b) 75,000 shares were issued to one investor at $0.04 per share or $3000.00 in conjunction with our patent License agreement;

(c) 10,000 shares were issued to our CFO at $0.04 per share or $400.00 for CFO services rendered.

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


123249  v3

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits.  The  following  exhibits  are  filed  as  a part of this report:
     --------

Number    Description
------    -----------
3.1       Certificate  of  Incorporation  of  Serefex  Corporation  **
3.2       Bylaws  of  Serefex  Corporation  **
4.1 See Exhibits 3.1 and 3.2 for the provisions of the Articles of Incorporation and Bylaws of the Company that define the rights of holders of the Company's Common Stock
4.2       Specimen  of  Common  Stock  Certificate  ***
10.1 Plant View Alerts Purchase Agreement between Shop Floor Systems, Inc. and Serefex Corporation, dated October 9, 2002 ***
10.2 Sales Representative Agreement by and between Consolidated Coatings Corporation and Serefex Corporation dated January 20, 2003 ***
10.3 Lease Agreement by and between Diversified Real Estate Group, Inc. and Serefex Corporation, dated September 5, 2003 ++
10.4      2000  Director  Stock  Option  Plan  ++
10.5 Sales Representative Agreement by and between Serefex Corporation and Amarin, Inc., dated effective as of January 27, 2004 +
10.6 Sales Agreement by and between Serefex Corporation and Consolidated Coatings Corporation, dated January 27, 2004 +
10.7      Description  of Compensatory Arrangement Between the Company and Brian
          S.  Dunn  ++
10.8      Employment  Agreement  of Shawn M. Williams, dated January 24, 2004 ++
31.1 Rule 13a-14(a)/15d-14(a) Certifications of Todd A. Bartlett, Chief Financial Officer *
31.2      Rule  13a-14(a)/15d-14(a)  Certifications  of  Brian  S. Dunn, CEO and
          President  *
32.1      Section  1350  Certifications  of  Todd  A.  Bartlett, Chief Financial
          Officer  *
32.2 Section 1350 Certifications of Brian S. Dunn, Chief Executive Officer and President *

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


                                       SEREFEX  CORPORATION



                                  By:  /s/  Brian  S.  Dunn
                                       ------------------
Date:  August 12, 2004                 Brian S. Dunn, Chief Executive Officer




                                  By:  /s/  Todd  A.  Bartlett
                                       -----------------------
Date:  August  12,  2004               Todd  A.  Bartlett,
                                       Chief Financial Officer