Form 10QSB
period 2004-09-30
SEREFEX CORP
filed 2004-11-12
CIK 773937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark  One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  September  30,  2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] As of the close of business on November 12, 2004, 123,646,079 shares of the Company's common stock, par value $.0001 per share, were outstanding.

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

     Item  3.     Controls  and  Procedures                                   11
                  Quantitative  and  qualitative  disclosures
                  about  market  risk                                         11

PART  II.  OTHER  INFORMATION

     Item  1.     Legal  Proceedings                                          11

     Item  2.     Unregistered  Sales  of Equity Securities
                  and Use of Proceeds                                         12

     Item  3.     Defaults  Upon  Senior  Securities                          12

     Item  4.     Submission Of Matters to a Vote of Security Holders         14

     Item  5      Other  Items                                                14

     Item  6.     Exhibits  and  Reports  on  Form  8-K                       14


     SIGNATURES                                                               15

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

ITEM  1.  FINANCIAL  STATEMENTS

                              SEREFEX CORPORATION
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004
                                  (UNAUDITED)

                                                                  30-Sep 2004
                                                                 -------------
                                     Assets

Current  Assets
   Cash & Cash Equivalents                                       $      41,693
   Accounts Receivable                                                   1,348
   Inventory                                                            67,026
   Deposits & Prepaid Expenses                                         179,153
                                                                 -------------
      Total Current Assets                                             289,220
                                                                 -------------

Fixed  Assets
   Computer & Equip                                                      6,550
   Small Equipment                                                         841
   Furniture & Fixtures                                                  2,194
   Accumulated Depreciation                                             (2,949)
                                                                 -------------
      Total Fixed Assets                                                 6,635
                                                                 -------------
      Total Assets                                                     295,855
                                                                 =============

                       Liabilities & Shareholders' Equity

Liabilities
Current  Liabilities
   Accounts Payable                                              $     203,122
   Other Liabilities                                                    10,502
                                                                 -------------
      Total Current Liabilities                                        213,624
                                                                 -------------

      Total Liabilities                                                213,624
                                                                 -------------

Shareholders'  Equity
   Common Stock                                                         12,367
   Additional Paid In Capital                                       14,147,230
   Retained Deficit                                                (14,077,366)
                                                                 -------------
      Total Shareholders' Equity (Deficit)                              82,231
                                                                 -------------

      Total Liabilities & Shareholders' Equity                   $     295,855
                                                                 =============


                  See condensed notes to financial statements.


                              SEREFEX CORPORATION
                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITED)

                                         3 MONTHS        3 MONTHS        9 MONTHS        9 MONTHS
                                          ENDING          ENDING          ENDING          ENDING
                                          30-SEP          30-SEP          30-SEP          30-SEP
                                           2004            2003            2004          2003
                                        ----------      ----------      ----------    ----------

Revenue                                 $      314      $    1,971      $    3,902    $    2,878

Cost  of  Goods  Sold
   Materials                                    22             851          10,368             -
   Shipping  &  Packaging                        -               -             995             -
   Broker  Fees                                  -               -           1,297             -
   Royalties  Paid                               -               -           3,000             -
                                        ----------      ----------      ----------    ----------
Total  Cost  of  Goods Sold                     22             851          15,660         1,145
                                        ----------      ----------      ----------    ----------
Gross Profit (Loss)                            292           1,120         (11,758)        1,733
                                        ----------      ----------      ----------    ----------

Marketing Expense                            7,736           9,482          90,610        12,829
Employee  Expense                           43,216           2,214         107,099         3,351
Professional  Fees                          24,738         110,848          74,441       233,384
Travel  Expense                              3,713               -          15,259             -
Overhead                                     2,037             770           3,599           932
General  &  Administrative                  12,929          14,169          39,412        36,878

Total  Operating  Expenses                  94,370         137,483         330,420       287,374
                                        ----------      ----------      ----------    ----------

Net  Ordinary  Loss                        (94,078)       (136,363)       (342,178)     (285,641)
                                        ----------      ----------      ----------    ----------

Other  Income/(Expense)
   Interest  Income                              2               -               3             -
   Negotiated  Settlement                        -               -               -       122,596
   Sub  Lease                                3,196               -           8,307             -
   Bank  Fees                                 (118)            (88)           (385)         (659)
   Taxes                                        (2)              -               -        (2,186)
   Other Income                                              2,229                         4,227
   Other  Expenses                                            (751)       (158,478)

Total  Other  Income/(Expenses)              3,078           1,389        (150,553)      123,978
                                        ----------      ----------      ----------    ----------

Net Loss                                   (91,000)       (134,974)       (492,731)     (161,663)
                                        ==========      ==========      ==========    ==========

Basic & Diluted loss per share              (0.001)         (0.002)         (0.004)       (0.002)

Weighted Average Common
Shares Outstanding                     123,646,079      85,851,477     121,101,423    87,266,727


                  See condensed notes to financial statements.



                              SEREFEX CORPORATION
                            STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30,2004 AND 2003
                                   UNAUDITED


                                                    9 Months Ended     9 Months Ended
                                                       Sept. 30,          Sept. 30,
                                                         2004               2003
                                                    --------------     --------------
Net Loss                                            $     (492,731)    $     (161,662)

Adjustments to reconcile net loss to net cash used
in operating activities
   Common Stock for services                               219,696            125,000
   Depreciation and Amortization                             1,835                836
  (Increase)/  Decrease  in  Asset  accounts:
      Accounts  Receivable                                    (301)                 -
      Deposits & Prepaids                                 (168,886)           (11,346)
      Inventory                                             (2,439)           (67,570)
   Increase  /(Decrease)  in  Liability  accounts:
      Accounts Payable                                      19,478            (67,709)
      Other Liabilities                                     10,502                108
   Asset/Royalty  Acquisition
      Common  Stock  Royalty  Acquisition                    3,000                  -
      Warrants  for  Services                                1,369                  -
                                                    --------------     --------------
         Net Cash Used in Operating Activities            (408,477)          (182,343)
                                                    --------------     --------------

Investing  Activities
   Purchases of Fixed Assets                                (1,309)            (8,277)
                                                    --------------     --------------
         Net Cash Used in Investing Activities              (1,309)            (8,277)
                                                    --------------     --------------

Financing  Activities
   Proceeds from Issuance of Stock                         290,000            318,928
   Proceeds  from  Warrants  Sold                          158,325                  -
   Repayment of Notes Payable                                    -           (119,100)
                                                    --------------     --------------
         Net Cash Provided by Financing Activities         448,325            199,828
                                                    --------------     --------------

         Net increase in cash                               38,538              9,208
                                                    --------------     --------------

Cash at beginning of period                                  3,154             22,932
                                                    --------------     --------------

Cash at end of period                                       41,692             32,140
                                                    ==============     ==============



                              SEREFEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE  1  BASIS  OF  PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2003, as filed on Form 10-KSB.

     Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2003
Annual Report on Form 10-KSB. Our results for the three and nine months ended September 30, 2004 may not be indicative of our results for the twelve months ended December 31, 2004.

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

     As shown in the Company's financial statements, the Company suffered recurring losses from operations to date. It had a total equity of $82,231 and a net working capital of $75,596 as of September 30, 2004. The ability of the Company to continue as a going concern will depend on many factors, including the ability of the Company to successfully market its Photo-Framer 4.0 Software Suite to retail consumers, and/or its ability to successfully resell specialty coatings including, Attracta-Magnet a magnetic attractive coating, and it's ancillary magnetic product line globally. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of one or both of the Company's new business operational activities, of which there can be no assurance, our new management plans to raise new equity capital in order to improve liquidity and sustain operations.

NOTE  3  COMMON  STOCK

     The following is a summary of the stock issued during the three months ended September 30, 2004:

     NONE

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

                      End of Notes to Financial Statements.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES
                   ------------------------------------------

     The information presented under Item 2 of this Quarterly Report is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience, if applicable, and on various other assumptions that are believed by management to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of September 30, 2004, the Company does not have any "critical accounting policies."

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

     Throughout most of fiscal 2003, the Company exerted its energies on start-up activities primarily focused on the development of a distribution network for CCC's Magnapaint . Magnapaint is a patented water-based product that is applied under regular wall paint or other wall coatings to create a magnetic attractive surface. The Company also attempted to distribute several ancillary products, including magnetically backed digital photo paper, adhesively backed magnetic stripping, and very powerful industrial strength magnets. Our initial distribution efforts were directed at the residential and commercial construction industries in Southwest Florida. However, in the first quarter of fiscal 2004, we entered into another agreement with CCC which gave us exclusive rights to market and sell Magnapaint and its ancillary products to certain national chain stores throughout all of the United States, including Home Depot, Lowes, Menards, Wal-Mart, Kmart and Target, as well the exclusive right to distribute such products to the Home Shopping Network and QVC. Included in our agreement with CCC are the sales currently being generated by Menards, a 180-store do-it-yourself home improvement chain store located in the upper Midwest. We have also contracted with Amarin, Inc., as our sales representative firm for the promotion and solicitation of orders for our products.

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

     Long-term, the Company's risk in the specialty coatings business will be our ability to control the supply and distribution of our products. After acquiring the rights to our own coating, we have allowed our contract with CCC to expire. Our relationship with Amarin is less than satisfactory at this time and we are currently looking to bring in more outside assistance to market our products. We also believe the Company is well positioned to build long-term relationships with our suppliers and sales representative firm and protect our market, should one develop.

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

                              RESULTS OF OPERATIONS
                              ---------------------

     Net  Income.  The  Company had a year to date increase in revenue year over
     -----------
year of $1,024. However, the Company had a net loss of ($91,000) for the three months ended September 30, 2004, and a net loss of ($492,731) for the nine months ended September 30, 2004. This compares to a net loss in the third quarter 2003 of ($134,974) and a nine month loss of ($161,662). In the first six months of 2003 Serefex had a gain of $122,596 in negotiated settlements that accounts for the majority of the increase in losses in 2004. Additionally, Serefex incurred $158,325 in warrant financing expenses in its efforts to raise capital.

     Expenses.  Although  Serefex  initiated  its  new  business  strategy  of
     --------
marketing specialty coatings in the beginning of 2003, it was still in the early stages and, additionally, it was still in the process of terminating its prior business. Overall the third quarter operating expenses are down approximately $42,000. This is mainly attributable to an increase in payroll of approximately $41,000 and a resulting decrease in contracted management consulting by approximately $89,000.

     Additional  Expenses.  Other notable variances in expenditures from 2004 to
     --------------------
2003 are an increase in Demo materials by $5,597 and sales travel expense is up by $2,826. All other variances from year to year are not material.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

     As of September 30, 2004, the Company's working capital was $75,596. The Company's working capital for the period is primarily attributable to the remaining proceeds from the sale of shares of the Company's common stock to accredited investors, and from the issuance of warrants in connection with our financing activities during the 1st quarter. The majority of the Company's working capital was expended on operating expenses. The remaining working capital will be expended on prepaid marketing costs and on the accumulation of adequate levels of product inventory. Our accumulated deficit was approximately $14,077,366 as of the end of the quarter, and substantially all of the Company's liabilities are past due. A snap shot of the Company's liquidity compared to the beginning of the year is provided in the table below:

                                      Sept 30,2004     Dec. 31,2003
                                      ------------     ------------
Cash                                  $     41,693     $      3,284
Working  Capital                      $     75,596     $   (106,943)
Current  Assets                       $    289,220     $     76,843
Current  Liabilities                  $    213,624     $    183,777
Shareholder Equity (Deficit)          $     82,230     $    (97,430)

     The primary explanation for the increase in the strength of the balance sheet is due to the cash reserves of Serefex and a significant amount of prepaid expenses and deposits for the company. The majority of which will go towards continued marketing of our product lines.

     The Company's net cash from operating activities was $(408,477) for the nine months ended September 30, 2004. The Company had no substantial revenue or financial offset to its current operating loss. Presently, the Company has more than $175,000 invested in deposits and prepaid expenses, and holds over $60,000 in inventory. Until the Company begins to generate revenues sufficient to support our operations, we will continue to seek equity financing to provide the necessary working capital for our new business endeavors.

                               GOING CONCERN RISK
                               ------------------

     The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. All of the Company's past due accounts payable are in default. The net loss for the three months ending September 30, 2004 from our new operations was ($91,000). As of September 30, 2004, the Company had a net equity of $82,230 and a net working capital of $75,596. Although our current assets of $289,220 for the period ended September 30, 2004 exceed our current liabilities of $213,624 for such period, this is the result of our 1st quarter equity financing activities and is not based on revenues generated from operations. Accordingly, there is still substantial doubt as to Company's ability to continue as a going concern. However, the Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The ability of the Company to continue as a going concern will depend on many factors, but primarily, it is dependent upon the Company's ability to successfully distribute its new specialty coating product, Attracta-Magnet, and its ancillary product line in the global marketplace. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of our new specialty coating, ancillary products and Photo-Framer 4.0 software businesses, of which there can be no assurance. Our management intends to continue to raise new equity capital in sustain operations as a going concern.

ITEM  3.  CONTROLS  AND  PROCEDURES

CONTROLS  AND  PROCEDURES

Quarterly  Evaluation  of  Controls

     As of the end of the period covered by this quarterly report on Form 10-Q, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Brian S. Dunn ("CEO") and Todd A. Bartlett, our Chief Financial Officer. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

     Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

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

     NONE

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits.  The  following  exhibits  are  filed  as  a  part  of  this
     --------
report:

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

*    Filed  herewith.
** Contained in the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Commission on February 20, 2002.
*** Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as filed with the Commission on April 15, 2003.
+ Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Commission on February 3, 2004.
++ Filed as an exhibit to the Company's 2003 Annual Report on Form 10-KSB, as filed with the Commission on March 31, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       SEREFEX  CORPORATION



By:    /s/  Brian  S.  Dunn
       --------------------
       Brian  S. Dunn, Chief Executive Officer
Date:  November  12,  2004



By:    /s/  Todd  A.  Bartlett
       -----------------------
       Todd A. Bartlett, Chief Financial Officer
Date:  November  12,  2004