Form 10KSB
period 2004-12-31
SEREFEX CORP
filed 2005-03-11
CIK 773937

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

Commission file number 0-24362

SEREFEX CORPORATION
(Name of Small Business Issuer in Its Charter)

DELAWARE	59-2412164
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4328 Corporate Square Boulevard, Suite C, Naples, Florida	34104
(Address of Principal Executive Office)	(Zip Code)
(239) 262-1610
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.0001 per share
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent fiscal year were $4,967.84

The aggregate market value of the issuer’s Common Stock held by non-affiliates (56,888,746 shares) was approximately $6,826,650, based on the average closing bid and ask price for the Common Stock on February 28, 2005.

As of February 28, 2005, there were outstanding 126,787,746 shares of the issuer’s Common Stock, par value $.0001.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussion under “Description of Business,” including the “Risk Factors” described in that section, and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business

History

The Company was organized under the laws of the State of Florida on September 20, 1983. From inception through 1999, the Company was engaged in the research, development and sale of fax systems to major corporations. Sales were discontinued in 2000 when the Company purchased 2alertme.com, Inc., a real-time alert system that notifies the user upon the occurrence of certain events.

On June 1, 2001, the Company entered into an agreement with DataCom, LLC, an Illinois limited liability company (“DataCom”), pursuant to which DataCom agreed to lease substantially all of the Company’s operating assets and manage all of the operations of the Company, for a payment of approximately $300,000. Subsequently, on December 4, 2001, the Company and DataCom entered into an asset purchase agreement, pursuant to which the Company sold the leased assets to DataCom, for a purchase price of $80,000. All of the proceeds from the sale of the assets to DataCom were used to repay indebtedness owed by the Company. The transaction with DataCom constituted the sale of substantially all of the Company’s assets. The Company remained a shell throughout the fiscal year 2002 without operations or revenue.

On March 12, 2002, at a Special Meeting of the stockholders of the Company, a majority of the holders of the Company’s Common Stock voted to approve, among other things, (i) the reincorporation of the Company under the laws of the State of Delaware and under the name Serefex Corporation (the “Reincorporation”), and (ii) the merger of Tricomp, Inc., an Illinois corporation, (“Tricomp”) with and into the reincorporated Company. Subsequent to the Stockholder Meeting, on June 7, 2002, after the consummation of the Reincorporation, the Board of Directors of the Company concluded that it was not in the best interests of the Company to merge with Tricomp, and voted to terminate the transaction.

In June of 2002, the former directors and officers of the Company resigned, and the current board of directors and management took office. Under new management, the Company sought to create new business opportunities for stockholders. In January of 2003, the Company ventured into the paint and specialty coatings marketing industry in connection with the execution of an exclusive marketing agreement with a Canadian manufacturer of specialty coatings products. The initial focus of the Company’s efforts for the fiscal year 2003 was on the marketing of a water-based product applied under regular wall paint, to create a magnetic surface/invisible bulletin board, and on the sale of related products. This endeavor was terminated in early 2004.

Presently, the Company is in the start-up phase of its business development, focusing primarily on the market for its specialty magnetic attractive coating, its magnetic ancillary product lines including, magnets, paper and tapes as well as its digital photo editing/framing software as set forth below.

Description of Business

In July of 2004, the Company executed an agreement with Mr. Bert Staadecker to exclusively manufacture, market, distribute and sell his patented magnetic coating, which the Company has branded Attracta-Magnet™. Additionally, the Company developed with its overseas manufactures several magnetic ancillary items available for sale with the Attracta-Magnet™ coating or on an individual stand-alone basis. The following are the products currently being offered by the Company:

Attracta-Magnet™:

Attracta-Magnet™ is a magnetic attractive coating which when applied correctly allows a user to attach magnets to the surface. Attracta-Magnet™ is applied with a foam roller to any flat surface which you would normally paint. The finished wall then allows the user to attach objects to the surface utilizing numerous magnetic products on the marketplace such as children’s educational kits, magnetic posters, signs, and other literature. It is highly recommended that the consumer choose Serefex’s magnets as they have been specifically designed for use with Attracta-Magnet™ coated surfaces. Serefex has developed, in conjunction with its overseas manufacturer, its own line of magnetically backed digital photo paper, dry eraser sheets, heavy and light duty adhesively backed magnetic tapes and powerful magnets called “Mr. Mighty Magnets” for use with the Attracta-Magnet™.

Heavy Duty Industrial Strength Adhesively Backed Magnetic Stripping:

Our adhesively backed industrial strength magnetic tape is an excellent companion to walls coated with Attracta-Magnet™. Our tape has been engineered to be industrial strength, allowing the attachment of most wall items without using nails, tacks, screws or adhesives; virtually eliminating all wall damage. Simply measure, cut, peel away the tapes protective backing, affix to an item and then attach to an Attracta-Magnet™ coated surface or any other magnetically attractive surface.

Light Duty Adhesively Backed Magnetic Stripping/Fridge Tape™:

Our “Light Duty” adhesively backed magnetic tape which we recently trade marked Fridge Tape™ is an excellent companion to walls coated with Attracta-Magnet™ or any other metal surface that magnets attract to. Fridge Tape™ has been designed for everyday uses replacing where one would normally attach items using scotch tape, tacks or adhesives; eliminating virtually all wall damage. Fridge Tape™ is simple to use, just measure, pull, tear, stick to the item and then affix to the Attracta-Magnet™ coated surface or any other magnetically receptive surface such as refrigerators, filing cabinets, lockers and metal display boards.

Magnetically Backed Digital Photo Paper:

Serefex’s specifically designed paper allows the user to print out pictures and then stick to any magnetically receptive surface such as Attracta-Magnet™ coated surfaces, refrigerators and filing cabinets. With the enormous do-it-yourself digital photography marketplace ever expanding and home based printing growing, our magnetically backed paper is an available option for today’s consumer. The consumer simply substitutes this magnetic paper for normal inkjet paper and prints out their photos or other graphics.

Magnetically Backed Dry Eraser Sheets:

Serefex’s magnetically backed dry eraser sheets allow the user to write on the surface and then wipe off with a cloth or towel later to make clean again. This process can be duplicated numerous times on the same piece of sheeting. The consumer simply uses the enclosed eraser pen to write out anything on the colored surface then, to change the message, simply wipe away with a dry cloth or towel and the sheet is magically clean. With the magnetic backing, our eraser sheets adhere to both Attracta-Magnet™ coated walls and any other magnetic attractive surface. The sheeting currently comes in five (5) colors consisting of (yellow, blue, red, white and green).

“Mr. Mighty” Magnets™:

Serefex’s “Mr. Mighty” Magnets™ are made of a specifically designed material called “Rare Earth” which is typically more powerful than every day magnets. They were specifically engineered this way to work with our Attracta-Magnet™ coated surfaces and any other magnetically receptive surface. They are available in single packages consisting of five (5) magnets in three (3) different sizes.

Under its agreement with Mr. Staadecker, the Company must make minimum royalty payments on sales of Attracta-Magnet™ to retain its exclusivity, in the following amounts: (i) $12,500 by June 30, 2006, (ii) $25,000 by June 30, 2007, (iii) $37,500 by June 30, 2008, (iv) $50,000 by June 30, 2009 and commencing July 1, 2009 through the duration of the patent and any modifications, extensions, or re-issuance thereof, the annual royalty due Mr. Staadecker shall increase 10% annually.

Photo-Framer 4.0™ Digital Editing and Framing Software:

On February 20, 2004, the Company entered into an agreement with SmartDraw, Inc. (SDI) to develop and sell a licensed software product entitled Photo-Framer 4.0™ digital editing and framing software. Photo-Framer 4.0™ allows the user to edit their electronically saved photos for numerous things such as the elimination of red eye and scratches. It also allows for color editing, contrasting, cropping, sizing of the image and colored digital framing of the printed photograph. In accordance with its agreement with SDI, Serefex paid for the development stage of the contract to achieve a Beta version of its Photo-Framer 4.0™ for final testing. Once the testing was completed, a master gold copy was created in which Serefex was to purchase copies of the software directly from SDI with the intent of selling the Photo-Framer 4.0™ with its magnetically backed paper, as a complement to the end users Attracta-Magnet™ coated walls.

Additionally, Serefex created additional graphics and colors for the printed digital frames feature of Photo-Framer 4.0™. These frames are assembled on theme CD’s, which can be automatically installed into the working version of Photo-Framer 4.0™, allowing the user many more frames to chose from when printing their pictures. We refer to these as our “Update Framing CD’s”. One such theme, currently available, is our “Summertime Frames”, which consist of beach, lake, pool, and other typical summertime activities captured in a frame to be printed around the photograph. Serefex continues to pursue marketing opportunities for this customized framing software, and is in various stages of discussions with several large customers to promote the creation and distribution of Serefex’s Photo-Framer 4.0™.

It must be noted that sales recently commenced and have been nominal to-date. Furthermore, there is no assurance that the Company’s products will be accepted in the marketplace or that the Company will have sufficient funds to carry out a sales program.

Marketing

Serefex has been and will continue to aggressively market its products to the United States and global retailing marketplace. We are accomplishing this goal on numerous fronts utilizing our executive staff and commission based sales organizations. We have recently received vendor set ups and order requests from several of the nations top thirty (30) retailers including Walgreens, Do-It-Best, Meijers and several Ace Hardware stores located in southwest Florida.

Going Concern Issues

As shown in the Company’s financial statements, the Company suffered recurring losses from operations to date. It experienced a loss of ($715,214) during 2004, had a net deficiency in equity of ($53,132) and a net working capital deficit of ($62,647) as of December 31, 2004. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern will depend on many factors, including the ability of the Company to successfully market licenses for its Photo-Framer 4.0™ software to retailers and individual consumers under its agreement with SmartDraw and/or its ability to successfully resell its magnetically attractive specialty coating and ancillary items throughout the world. In this regard, management intends to seek strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of one or both of the Company’s new business operational activities, of which there can be no assurance, management plans to raise additional equity capital in order to improve liquidity and sustain operations.

Competition

The Company faces significant competition for the licensing of its digital photo editing /framing software suite Photo-Framer 4.0™, and for the sale of its specialty coating Attracta-Magnet™ and its magnetic ancillary product lines. Specifically, in the paint and specialty coatings industry, we face significant competition from manufacturers and retailers in the United States including ICI, RPM, PPG, Sherwin-Williams Co., Home Depot, Lowes and numerous other manufacturers and retailers of such products. Some of our competitors in the photo-editing/framing software and the specialty coatings industries have substantial customer bases, greater financial and marketing resources, longer operating histories, greater name recognition and more established relationships than the Company. Management cannot be sure that the Company will have the resources or expertise to successfully compete with either the well established or any new entrepreneurial competitors. However, management plans to utilize intense marketing efforts, competitive pricing structures, and superior customer support services in order to compete in its business sectors. The Company can provide no assurance, however, that it will be successful in competing with existing or future business entities in its market sectors. In addition, there are a number of providers and resellers of Photo-Editing/Framing software to United States consumers and retailers, including such vendors as Microsoft, Adobe, Dell, and SmartDraw, Inc., which companies would be competition for the Photo-Framer 4.0™ Software Suite.

Government Regulation

No government approvals are required to conduct the Company’s principal operations, and we are not aware of any probable governmental regulation of our business sectors in the near future.

Employees

The Company has three (3) employees, a Chief Executive Officer, Chief Financial Officer and Controller who provide their services through employment agreements. The Company will retain additional employees, on an as needed basis, in connection with the start-up of its new business sectors. We do not currently anticipate experiencing any difficulty in recruiting and retaining employees.

Item 2. Description of Property

The Company currently leases approximately 1,600 square feet of executive style office and 900 square feet of off-site warehouse space located at 4328 Corporate Square Boulevard, Suite C, Naples, Florida, 34104. The Company leases such premise(s) on a one (1) year term and month-to-month basis, at approximately $1,585.00 per month.

Item 3. Legal Proceedings

Reference is made to the Company’s Reports on Form 10-QSB for the quarters ending March 31, June 30, and September 30 of 2004 and Form 10-KSB for the year ended December 31, 2003 which describes the litigation and settlement agreement entered into by the Company with Thomas J. Conwell, Thomas J. Conwell REV TRUST Agreement Dated 9/5/95, Judith A. Conwell, Judith A. Conwell REV TRUST U/A DTD 9/5/95, Kent Conwell, Laketoju, LTD., and LSP Management LTD. On April 1, 2004, defendants alleged that the Company breached the settlement agreement by disclosing the terms of the agreement in its Annual Report on Form 10-KSB for the year ended December 31, 2003, and that as a result of such alleged breach, that defendants do not intend to perform their obligations under the settlement agreement. It is our position, based on the advice of our legal counsel, that the disclosure of the terms of the settlement agreement in our Form 10-KSB was required. Accordingly, management believes that the Company has not breached the terms of the settlement agreement, and all reasonable steps necessary will be taken to enforce the settlement agreement on behalf of the Company. On June 9, 2004 the, Company filed an action in the Circuit Court of the Twentieth Judicial Circuit of Florida, in and for Collier County (Florida case # 04-2834CA) against the defendants for the breach of the settlement agreement. The defendants have denied liability to Serefex and counterclaimed for damages. The matter is pending.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Common Equity Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market For Common Stock

The Company’s Common Stock is quoted on the OTC Electronic Bulletin Board, a service maintained by The NASDAQ Stock Market, Inc., under the symbol “SFXC.OB”. Trading in the Company’s Common Stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range high and low bid information for the Company’s Common Stock for each quarter of the years ended December 31, 2003, 2004.

CLOSING PRICE QUOTATIONS FOR EACH QUARTER OF LAST TWO FISCAL YEARS

	High	Low
2003
Quarter Ended March 31, 2003	$0.04	$0.01
Quarter Ended June 30, 2003	$0.04	$0.01
Quarter Ended September 30, 2003	$0.08	$0.01
Quarter Ended December 31, 2003	$0.10	$0.04

2004
Quarter Ended March 31, 2004	$0.16	$0.04
Quarter Ended June 30, 2004	$0.11	$0.04
Quarter Ended September 30, 2004	$0.08	$0.02
Quarter Ended December 31, 2004	$0.08	$0.03

As of March 3, 2005, there were approximately 450 stockholders of record of the Company’s Common Stock. Our registrar and transfer agent is Equity Transfer Services, Inc., located at 120 Adelaide Street West, Suite 420, Toronto, Ontario, Canada, M5H 4C3. Their telephone number is (416) 361-0930, and their facsimile number is (416) 361-0470.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2004, the Company issued securities as follows:

(a)	In connection with a private placement of securities that was consummated on December 30, 2004, the Company issued 333,333 shares of the Company’s Common Stock to one (1) person, at a purchase price of $0.03 per share.

(b)	As part of the above-mentioned private placement, on December 30, 2003, the Company issued to the investor a warrant to purchase up to 200,000 shares of the Company’s Common Stock at an exercise price of $0.05 per share, exercisable at any time for a period of one (1) year.

(c)	On October 5, 2004, the Company issued 40,000 shares to a Corporation in consideration for that Corporations services to the Company for national marketing and sales forecasting research.

(d)	In lieu of compensation for their services to the Company, the Company issued an aggregate of 835,000 shares of the Company to its Chief Financial Officer and its two (2) directors on December 30, 2004.

(d)       On December 30, 2004, the Company issued 166,667 shares to its Legal Counsel in consideration for Legal services to the Company.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

Introduction and Plan of Operation

Serefex Corporation, formerly known as Spectrafax, was a company in transition. In the late spring of 2002 the officers of the Company formally resigned and the Company was heading into bankruptcy. The stockholders decided to bring in a Chief Executive Officer who would lead in the clean-up of debts and prepare the Company as a shell, for the purpose of either a reverse merger, acquisition or new business venture, in an attempt to regain some of the lost value to the stockholders. Since that time, the Company, which was formerly a high-tech software related company, utilizing faxing and notification solutions, is now becoming a reseller of specialty coatings and products related to magnetic solutions, including premium glossy magnetically backed digital photo paper and adhesively backed magnetic stripping and tapes. The products are related and enter into the retail, home improvement, design, hardware and maintenance industries.

Liquidity

To date Serefex Corporation is a going concern due to the support of certain investors associated with management and their belief in our business strategy. Capital raised through the sale of shares and exercise of warrants have supported our existence. However, our current working capital has improved from ($106,943) at December 31, 2003 to ($62,647) at December 31, 2004 and owner’s equity from ($97,430) to ($53,132) for the same periods. The primary reason for improvement in 2004 was due to the sale of shares, which provided working capital to build relationships and contractual arrangements necessary to provide a viable business plan for the Company.

LIQUIDITY ANALYSIS
	December 31, 2004	December 31, 2003
Current Assets	$202,823	$ 76,834
Working Capital	(62,647)	(106,943)
Owners Equity	(53,132)	(97,430)
Total Debt	$265,469	$183,777

Since the new management took over mid-year 2002, balance sheet improvements were achieved through negotiated settlements, write off of debts due to invalid contracts or agreements, and challenging the recording of undocumented debts. The recent improvement to the financial ratios has been to the success of funding through investors.

Financial Results of Operations, Condition of Company and Significant Factors

Serefex continues to pursue marketing relations for their products. Although revenue was up slightly, gross profit was down substantially. This was due in most part to a royalty expensed for a new product line. Negating the impact of the royalty expense, gross profit was down slightly due to reduced pricing on demo products and introductory offers of the products. The gross profit margin for 2005 is expected to improve due to product mix, lower price sourcing and volume to cover the fixed cost of establishing shipping arrangements.

Overall results of operations were a net loss of $715,214 as compared to a loss in 2003 of $165,335. The increase in loss of $549,879 is attributed to the following categories:

Increase in Marketing Expense   $102,694
Increase in Employee Expense                             $162,297
Increase in Professional Fees                               $ 29,706
Increase in Financing Fees                                   $ 85,699
Inventory Impairment                                            $ 30,218
2003 Savings of Negotiated Settlements            $122,596
Increase in Admin, Royalty & Other                   $ 16,669
                                                                                                 $549,879

The increase in marketing expenses of $102,694 was attributable to three (3) main areas. Serefex produced a promotional advertisement for its Attracta-Magnet™ paint ($25,000), distributed demo materials for its marketing representative firms and potential customers ($33,000), and contracted to establish new products that compliment the current product lines ($45,000).

The increase in Employee expenses is attributed to the shift in employees being management consulting in professional fees to becoming full time employees. In 2003 all of the executive management team was on a contractual basis and charged to professional fees. In addition, a full time controller was hired in February of 2004.

The increase in Professional fees was due to paying advertising and publicists for advertising and commercial work. These consultants were paid in shares. The market valuation of the shares was $67,500.

In 2004, there was a greater emphasis on raising capital to grow the new business plan of Serefex. A significant amount of the capital raised was through the sale of warrants. Using the Black Scholes model for valuation of the warrants resulted in a financing expense of more than $158,000, increasing 2003 financing expenses by almost $86,000.

Serefex Corporation took an inventory impairment on the paint in the amount of $30,218, due to slow moving paint sales on a product from a manufacturer we no longer represent. We have a return claim with the manufacturer which has aged 6 months to date. Due to lack of response from this manufacturer, management can no longer guarantee the product value based on the return policy. Managements plan is to discount these inventory items to liquidate them to small local vendors.

In 2003, Serefex was able to negotiate settlements with debtors left over from the former management. Serefex was also successful in disallowing several liabilities. This totaled $122,596 as income in 2003 which was unique and not something to be repeated in the near future. This amount, although fully disclosed and recorded properly, gives the appearance that the losses were not as great in 2003. It also impacts the comparison of net income year over year. We continue to highlight this difference in all our reporting for the purpose of clarity when comparing our financials.

The remaining difference of $16,669 in year over year comparisons from 2003 to 2004 is general administrative expenses, other expenses and a royalty expense of $3,000. Additionally, as part of the difference, is an increase in travel expenses of $6,809. The majority of these travel expenses were for trips to Taiwan for supplier agreements. These agreements are for the most profitable products Serefex distributes today.

The majority of incremental expenses for Serefex in 2004 are directly related to marketing products and increasing product lines. These expenses are expected to continue in 2005. It is the management’s goal in 2005 for sales on current product lines to cover these expenses and new business development.

Item 7. Financial Statements

--------
AUDITED FINANCIAL STATEMENTS

SEREFEX CORPORATION

December 31, 2004
--------

Bongiovanni & Associates, P.A.
Certified Public Accountants

Bongiovanni & Associates, P.A.
17111 Kenton Drive, Suite 100-B
Cornelius, North Carolina 28031

Phone (704) 892-8733

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders:
Serefex Corporation
4328 Corporate Sq. Boulevard
Suite C
Naples, Florida 34104

We have audited the accompanying balance sheet of Serefex Corporation (a Delaware corporation) as of December 31, 2004 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Pubic Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Serefex Corporation as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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

February 1, 2005

SEREFEX CORPORATION
Balance Sheet
At December 31, 2004

ASSETS

CURRENT ASSETS
Cash	$46,077
Accounts Receivable	1,017
Inventory	30,218
Prepaid Expenses	125,511
TOTAL CURRENT ASSETS	202,823

FIXED ASSETS
Computer and Office Equipment	7,391
Furniture and Fixtures	2,194
Accumulated Depreciation	(3,561)
TOTAL FIXED ASSETS	6,024

OTHER ASSETS
Deposits	3,490

TOTAL ASSETS	$212,337

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$235,469
Notes Payable	30,000
TOTAL CURRENT LIABILITIES	265,469

STOCKHOLDERS' DEFICIT
Common Stock (300,000,000 shares authorized, 125,121,079
shares issued and outstanding, par value $.0001)	12,512
Additional Paid in Capital	14,234,205
Retained Deficit	(14,299,849)
TOTAL STOCKHOLDERS' DEFICIT	(53,132)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$212,337

See notes to audited financial statements and auditors' report

SEREFEX CORPORATION
Statements of Operations
For the Years Ended December 31, 2004 and 2003

	2004		2003

REVENUES:
Sales	$4,969		$4,119
Cost of sales	(37,878)		(3,555)
GROSS PROFIT(LOSS)	(32,909)		564

OPERATING EXPENSES:
General and Administrative	$691,855		$294,668
TOTAL EXPENSES	691,855		294,668

OPERATING LOSS	(724,764)		(294,104)

OTHER INCOME (EXPENSE):
Other Income	11,005		128,769
Interest Expense	(1,455)		-
	9,550		128,769

NET LOSS	$(715,214)		$(165,335)

Basic and Fully Diluted Loss per Share	$(0.01)	$	**

Weighted Average Shares Outstanding	121,056,839		91,823,411

** Less than $.01

See notes to audited financial statements and auditors' report

SEREFEX CORPORATION
Statement of Stockholders' Deficit
For the Years Ended December 31, 2004 and 2003

			Additional
	Common	Common	Paid in	Retained
	Stock	Shares	Capital	Deficit

Balance, January 1, 2003	$7,105	71,045,577	$13,070,712	$(13,419,300)

Issuance of common shares for services	903	9,029,926	6,244	-

Issuance of warrants for services	-	-	73,898	-

Proceeds from issuance of common shares	2,693	26,936,464	325,650	-

Treasury shares surrendered for cancellation	-	(4,000)	-

Net loss for year	-	-	-	(165,335)

Balances, December 31, 2003	$10,701	107,007,967	$13,476,504	$(13,584,635)

Issuance of common shares for services	388	3,879,779	298,558	-

Proceeds from issuance of common shares	1,423	14,233,333	298,577	-

Issuance of warrants for financings	-	-	160,566	-

Net loss for year	-	-	-	(715,214)

Balances, December 31, 2004	$12,512	125,121,079	$14,234,205	$(14,299,849)

See notes to audited financial statements and auditors' report

SEREFEX CORPORATION
Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(715,244)	$(165,335)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	2,447	1,114
Accured interest	1,455	-
Common stock issued for services	298,947	7,147
Warrants issued for financing/services	160,566	73,898
Treasury shares surrendered for cancellation	-	4,000
(Increase) decrease in operating assets:
Accounts receivable	30	(1,047)
Inventory	34,399	(64,587)
Prepaid expenses and other assets	(117,595)	(7,916)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	50,235	(184,637)
NET CASH USED IN OPERATING ACTIVITIES	(284,760)	(337,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits paid	(1,139)	(2,351)
Purchases of fixed assets	(1,308)	(8,276)
NET CASH USED IN INVESTING ACTIVITIES	(2,447)	(10,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Incurrence of Notes Payable	30,000	-
Cash collected from issuance of common shares	300,000	328,343
NET CASH PROVIDED BY INVESTING ACTIVITIES	330,000	328,343

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	42,793	(19,647)

CASH AND CASH EQUIVALENTS:
Beginning of year	3,284	22,931
End of year	$46,077	$3,284

See notes to audited financial statements and auditors' report

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background - Serefex Corporation was organized under the laws of the State of Delaware on March 6, 2002 as a corporation. On April 25, 2002, the Company legally entered into a Plan and Agreement of Merger with Spectrafax Corp. (a Florida corporation), the terminating corporation, and commenced operations under the name of Serefex Corporation as of that date simultaneously with the merger. On April 25, 2002, the terminating corporation exchanged its issued common shares with the Company whereby each said common share which was issued and outstanding immediately prior to the effective time of the merger remained issued and outstanding afterwards. The transaction was accounted for as a merger of entities under common control in accordance with Appendix D of Statement of Financial Accountings Standards Statement No. 141 wherein the stockholders of the Company retained the same outstanding common stock of the terminating corporation after the merger. Accordingly, the transaction was accounted for at historical cost similar to accounting for pooling-of-interests. The merger’s objective was for Spectrafax to be domiciled in a different state and change its name. Serefex had no prior operating history prior to the merger.

The Company operated as a licensed sales representative for an unrelated, foreign, manufacturer of specialty coatings. The Company’s sales were primarily to customers in the licensed territory of the State of Florida . Currently, the Company operates as a licensee to manufacture, distribute, sell and market the patent of Metal-Containing Latex Paint and intend to purchase the patent eventually.

Basis of Presentation - The financial statements included herein include the accounts of the Serefex Corporation prepared under the accrual basis of accounting.

Management’s Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Inventory - Inventory consisting of MagnaPaint and other finished goods materials, is valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Fixed Assets - Fixed assets are recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of property and equipment is calculated over the management prescribed recovery periods, which range from 5 years for computer and office equipment to 7 years for furniture and fixtures.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as a gain or loss.

Fair Value of Financial Instruments - The carrying amounts of financial instruments including accounts receivable, inventory, prepaid expenses, deposits, and accounts payable and accrued expenses approximated fair value because of the immediate short-term maturity of these instruments.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting and net operating loss-carry forwards. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Loss Per Share - The Company reports earnings (loss) per share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share due to the anti-dilutive effect of warrants on the net loss.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the years covered in the financial statements.

Stock-Based Compensation - The Company accounts for stock-based compensation using the fair value method of Financial Accounting Standard No. 123. Common shares issued for services rendered by a third party are recorded at the fair value of the shares issued or services rendered, whichever is more readily determinable. The Company accounts for options and warrants under the same authoritative guidance using the Black-Scholes Option Pricing Model.

Revenue Recognition - Revenue is recognized when the products are shipped. All revenue transactions are reviewed for credit worthiness prior to commencement of the revenue process. Other income in the accompanying Statements of Operations in 2003 substantially consists of settlements of trade payables.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense totaled $55,046 and $1,769 for the years ended December 31, 2004 and 2003, respectively.

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements - In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15,2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company plans to adopt this Interpretation in the first quarter of fiscal 2004.

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

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that there will be any impact on its financial statements.

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

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (Cont.) - In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SGAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the third quarter of the year ending September 30, 2006. Small business issuers need not comply with the new standard until fiscal periods beginning after December 15, 2005. We already disclose expense of employee stock options for annual and quarterly periods on fair value calculation according to SFAS No.123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151). This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2004 and 2003 is summarized as follows:

Cash paid during the periods for interest and income taxes:
2004             2003
Income Taxes                                                                        $ --  $ --
Interest                                                                                  $ --               $ --

NON-CASH FINANCING ACTIVITES:
2004    2003
Common stock issued for services rendered                                $ 298,946            $  7,147
Warrants issued for financing/services rendered                                    $ 160,566            $ 73,898

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE C - INCOME TAXES

The Company has approximately $14,000,000 of net operating losses available that expire in various years through the year 2024.

Due to operating losses and the inability to recognize an income tax benefit there from, there is no provision for current federal or state income taxes for the years ended December 31, 2004 and 2003.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2004 consists of net operating loss carry forwards calculated using federal and state effective tax rates equating to approximately $4,760,000 less a valuation allowance in the amount of approximately $4,760,000 respectively. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $310,000 and $50,000 for the years ended December 31, 2004 and 2003.

The total deferred tax asset as of December 31, 2004 is as follows:

Net operating loss carry forwards                 $ 14,000,000
Valuation allowance     (14,000,000)
                                Net deferred tax asset                      $          --
                                                                                            ==========

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2004 and 2003 is as follows:

2004   2003
Income tax computed at the federal statutory rate                          34%   34%
                State income taxes, net of federal tax benefit                                   -0-%   -0-%
Valuation allowance                                                                            (34%)             (34%)
Net deferred tax asset                                                 -0-%   -0-%

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE D - GOING CONCERN

As shown in the accompanying audited financial statements, we have suffered recurring losses from operations to date. It experienced losses of $684,997 and $165,335 during 2004 and 2003, had a net deficiency in equity of $22,915 and a net working capital deficit of $32,429 as of December 31, 2004. These factors raise substantial doubt about our ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow. Additionally, we must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE E - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. We determined that it did not have any separately reportable operating segments as of December 31, 2004.

NOTE F - EQUITY

During the years ended December 31, 2004 and 2003, 3,879,779 and 9,029,926 common shares were issued to consultants, legal professionals and officers as compensation for services rendered to us and valued at the fair market value of the shares at the time of issuance as determined by a third party source. 945,000 and 7,700,000 of these common shares, were issued to our officers, directors and related entities associated with these parties, during 2004 and 2003, respectively.

During the years ended December 31, 2004 and 2003, 14,233,333 and 26,936,464 common shares were issued to investors for $300,000 and $328,343 cash received, respectively.

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE G - STOCK WARRANTS

During 2004, we issued stock warrants to various parties. The stock warrants allow the parties to purchase shares of our stock at various prices per share per each individual warrant agreement. The warrants allow the various parties to purchase one common share of our stock for each warrant. The warrants expire at various times through June 2007 per each individual warrant agreement. We did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. Forfeited warrants during 2004 totaled 400,000 shares due to expiration of the stock warrant date. During the year ended December 31, 2004, we recorded an expense of approximately $160,566, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 4.5% risk-free interest, 0% dividend yield, 55% volatility, and expected lives ranging from one to three years.

During 2003, we issued stock warrants to various parties. The stock warrants allow the parties to purchase shares of our stock at various prices per share per each individual warrant agreement. The warrants allow the various parties to purchase one common share of our stock for each warrant. The warrants expire at various times through December 2008 per each individual warrant agreement. We did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. Forfeited warrants during 2003 totaled 20,000 shares due to expiration of the stock warrant date. During the year ended December 31, 2003, we recorded an expense of approximately $74,000, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 5% risk-free interest, 0% dividend yield, 60% volatility, and expected lives ranging from one year to five years.

Stock warrants outstanding and exercisable on December 31, 2004 are as follows:

		Weighted Average	Weighted Average
Range of Exercise	Shares Under	Exercise Price	Remaining Life
Price per Share	Option	Per Share	In Years
Outstanding:
$.03 - $.10	13,278,212	$0.05	1.50
$.20- $3.50	1,336,001	$0.92	2.00
	14,614,213

Exercisable:
$.03 - $.10	13,278,212	$0.05	--
$.20 - $3.50	1,336,001	$0.92	--
	14,614,213

 SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE H - RELATED PARTY TRANSACTIONS

In prior years, the Company signed an agreement with a related entity whose minority owner is also a board member. This related party granted the Company the exclusive right and license to distribute its product, however, during 2002, no revenues have been earned from this product. The Company paid 2,000,000 shares of its common stock valued at $.05 per share at the date of issuance. Accounting authoritative guidance for publicly traded companies requires companies to record related party transactions using historical cost of the assets transferred. Accordingly, no historical cost exists for this intangible asset and no asset is recorded in the financial statements. The Company is committed to pay this entity the following percentages of stated list prices of the product: 40% of stated list price for licenses one to ten sold per calendar year, 30% of stated list price for licenses eleven to twenty sold per calendar year, and 20% of stated list price for licenses in excess of twenty sold per calendar year.

NOTE I - LICENSING AND ASSET PURCHASE AGREEMENTS

The Company entered into a Licensing Agreement on June 1, 2004 with an unrelated person. Pursuant to the agreement, the Company was granted the license for the exclusive, worldwide right to manufacture, distribute, sell and market the metal-containing latex patent from the licensor.  In return, the Company paid 75,000 shares of its common stock to the licensor, granted a warrant entitling the licensor to purchase an additional 75,000 common shares at $.05 per share for a term of three years, and agreed to pay a 5% royalty of the price which the Company pays the manufacturer for the metal-containing latex paint.

The Company is committed to the following cost of product purchased expectations in regards to the total annual purchases of the licensor's metal-containing latex paint as follows:

July 1, 2004 to June 30, 2005: minimum patent product purchased waived.
July 1, 2005 to June 30, 2006: $250,000 minimum patent product purchased.
July 1, 2006 to June 30, 2007: $500,000 minimum patent product purchased.
July 1, 2007 to June 30, 2008: $750,000 minimum patent product purchased.
July 1, 2008 to June 30, 2009: $1,000,000 minimum patent product purchased.

Commencing after June 30, 2009, the Company has agreed that the minimum patent product purchased per year will be calculated on the basis of a 10% increase annually from the previous years minimum required number.

 SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE I - LICENSING AND ASSET PURCHASE AGREEMENTS (CONT.)

On July 29, 2004, the Company entered into an Asset Purchase Agreement with this same person mentioned above. The closing has been mutually extended until April 28, 2005. At such date, the Company would acquire the above mentioned metal-containing latex patent for a price of $10,000, 700,000 common shares and a 5% royalty. The above mentioned Licensing Agreement would terminate at such closing date.

NOTE J - COMMITMENTS

We lease our executive offices and warehouse in Naples, Florida under a cancelable operating lease that expires on October 30, 2005. The term of the lease is for an optional three years at $15,900 per annum.

In addition, we sublease a portion of the above mentioned space under a month-to-month 2004 operating sublease agreement with an unaffiliated party. This lease is for $747 per month. This income is included in “Other Income” in the accompanying statements of operations for 2004.

Rent expense for 2004 and 2003 was $24,534 and $12,280, respectively.

NOTE K - PREPAID EXPENSE

The Company entered into a Production and Media Placement Authorization Agreement with an unrelated entity in 2004. The total cost of production and media placement fees are $150,000, which was fully prepaid by payment of 1,250,000 of the Company’s common shares. $25,000 has been expensed as of December 31, 2004 for services performed through December 31, 2004.

NOTE L - NOTES PAYABLE

On December 17, 2004, the Company borrowed $30,000 via a signed promissory note from a related party, director. The promissory note was secured by 30,000,000 million shares of the Company’s common stock and all of its assets including inventory. The note carried interest of 16% per annum on the unpaid balance of principal. The note was fully repaid subsequent to year end.

 SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2004 and 2003

NOTE M - SUBSEQUENT EVENTS

Subsequent to year-end, the Company issued an additional 1,000,000 stock warrants to unrelated parties. The stock warrants allow the parties to purchase shares of our common stock at a certain price per share per the warrant agreement. The warrants allow the party to purchase one common share of our stock for each warrant. The warrants expire on various dates through January, 2006 per the individual warrant agreements. We did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. The exercise price of the warrants is $.05.

Subsequent to year-end, the Company issued 1,666,667 shares for financing.

Subsequent to year-end, the Company sold a substantial portion of its inventory to an unrelated party at a material discount. Accordingly, the balance sheet at December 31, 2004 includes a write down for this amount.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

Quarterly Evaluation of Controls

As of the end of the period covered by this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures (“Disclosure Controls”), and (ii) our internal control over financial reporting (“Internal Controls”). This evaluation (“Evaluation”) was performed by our President and Chief Executive Officer, Brian S. Dunn (“CEO”) and by Todd A. Bartlett, our Chief Financial Officer (“CFO”). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation (i) with respect to the effectiveness of our Disclosure Controls and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission’s rules implementing such section (the “Rule 13a-14(a)/15d-14(a) Certifications”). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Securities and Exchange Commission under the Securities Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company’s assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO’s evaluation of our Disclosure Controls and Internal Controls included a review of the controls’ (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

    Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”. These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART III

Item 9. Directors and Executive Officers of the Registrant

Identification of Directors and Executive Officers

The following table sets forth the names and ages of the directors and executive officers of the Company, the positions and offices held with the Company, and the period during which each served in such positions and offices. Each director and executive officer serves for a term of one (1) year and until his successor is duly elected and qualified.

DIRECTORS AND OFFICERS

Name	Age	Position	Period In Office

Douglas J. Hannah	36	Director	June 2002 - Present
Terrence P. Monahan	40	Director	June 2002 - Present
Brian S. Dunn	37	Chief Executive Officer President, and Secretary	June 2002 - Present
Todd A. Bartlett	39	Chief Financial Officer and Treasurer	June 2002 - Present

The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

Douglas J. Hannah is the President of Tri Star Properties, Inc., a Florida-based real estate investment and advisory firm. Mr. Hannah’s firm advises a wide array of clients on mostly institutionally grade real estate investments. Mr. Hannah also has a background in venture capital private equity placement. In addition, he has served on the board of directors and was a principal stockholder of Ed-Vantage Software, Inc., which was purchased in July 2000 by Riverdeep Interactive Learning. In 2000, Mr. Hannah became the Executive Director of Business Development for and a seed investor in iMind Educational Systems, a technology company that was based in San Francisco. His responsibilities included initiating, negotiating and maintaining corporate and strategic relationships in the areas of software, core technology, delivery applications and web-based content. Additionally, he was responsible for licensing technology, and establishing contractual responsibilities, and analyzing and assessing the financial implications of licensing iMind’s technology and services. Mr. Hannah possesses a Bachelors of Science degree in Business Administration, with a major in Finance from the University of South Florida.

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

Brian S. Dunn has founded numerous companies in both the real estate and the securities industries. Since December 1992, Mr. Dunn has been the President of Dunn Financial Group, a Michigan consulting company. From December 1999 to April 2001, Mr. Dunn was also a stockholder and officer of B.K.M., Inc., a Florida-based Internet advertising and marketing company. Mr. Dunn has extensive experience in finance, corporate structure, corporate securities, venture capital and both human and public relations. Mr. Dunn holds a Bachelor of Arts degree from Michigan State University.

Todd A. Bartlett is CEO and founder of Sierra Holdings, Ltd. (f/ka/ Bartlett Capital Partners, Ltd.), a CFO consulting service specializing in business and strategic planning services, SEC reporting, mergers and acquisitions, start-up organization, business and financial modeling, forecasting, and turnaround consulting. Mr. Bartlett also possesses a tremendous amount of expertise in forensic and investigative accounting. Mr. Bartlett possesses a Bachelor of Arts degree in Economics from the University of Michigan and a Masters in Business Administration in Finance from the University of Detroit.

Identification of Key Employees and Advisors to the Board of Directors

The following is a summary of the business experience of, and other biographical information regarding, key employees of the Company, and persons who serve as advisors to the Board of Directors. At this time, none of the advisors to the Board receives any compensation for such service.

Shawn M. Williams became the Company’s Controller in February 2004. Before joining the Company, Mr. Williams was the Controller for SRI Marble & Granite, Inc. from February 2001 to February 2004 where his responsibilities included the generation of all financial statements, financial forecasts and budgets and the responsibility for account principals, practices and general ledger activities. From June 1999 through February 2001, he was the Controller for Hi-Lite Services, Inc., and before that, Mr. Williams served as Hi-Lite’s Operations Manager and continues to serve as a Vice President.

Don Gunther has served as an advisor to the Board of Directors since October 2002. Mr. Gunther is the retired Vice-Chairman of Bechtel Group, (www.bechtel.com). Bechtel is one of the world’s largest engineering-construction firms, with over 42,000 employees located throughout 57 countries.

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

Audit Committee Financial Expert

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an “audit committee financial expert” serving on its audit committee. In connection with these new requirements, the Company’s Board of Directors examined the Commission’s definition of “audit committee financial expert” and concluded that the Company does not currently have a person that qualifies as such an expert. The Company has been virtually a shell company for the past two (2) years, and only recently began generating modest revenues in the fourth quarter of 2003. Presently, there are only two (2) directors serving on the Company’s Board, and the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an “audit committee financial expert”, but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an “audit committee financial expert”, each of the Company’s directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the “Code of Ethics”). The Code of Ethics is designed to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer.

•	Compliance with applicable governmental laws, rules and regulations.

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code.

•	Accountability for adherence to the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2004. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s Common Stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid to the Company’s Chief Executive Officer, Mr. Brian Dunn, since June 2002. Mr. Dunn was the only executive officer whose annual compensation for services rendered to the Company exceeded $100,000 during 2004.

SUMMARY COMPENSATION TABLE
	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Other	Restricted Stock Award	Securities Underlying Options (#)

Brian S. Dunn (1)	2004	$105,300	$6,500	$ 0	0
	2003	$ 78,000	$6,600	$170,000	3,250,000
	2002	$ 45,500	$ 0	$ 22,625	1,750,000
____________
(1) Brian S. Dunn has served as the Company’s Chief Executive Officer since June 2002.

Employment Contracts, Termination and Change-in-Control Arrangements

Brian S. Dunn. There was an employment agreement in place between the Company and Brian S. Dunn, its Chief Executive Officer and President. The agreement called for Mr. Dunn to be employed from January 1, 2004 thru December 31, 2004, and Mr. Dunn received an annual base salary of $105,300, and a performance bonus to be determined by the Board of Directors. There is an employment agreement in place between the Company and Brian S. Dunn, its Chief Executive Officer and President for the year 2005. The agreement calls for Mr. Dunn to be employed from January 1, 2005 thru December 31, 2005, and Mr. Dunn will receive an annual base salary of $105,300, and a performance bonus to be determined by the Board of Directors.

Todd A. Bartlett. During the last fiscal year, the Company entered into two (2) independent contractor agreements with Todd A. Bartlett, for the period of January 1, 2004 through March 31, 2004, and from April 1, 2004 to December 31, 2004. Pursuant to such agreements, Mr. Bartlett received an aggregate of 445,000 shares of restricted stock, as compensation for his services to the Company as its Chief Financial Officer and Treasurer. The independent contractor agreements with Mr. Bartlett did not include any non-compete, confidentiality, severance or change-in-control provisions.

Shawn M. Williams. For the period beginning February 16, 2004, Mr. Williams’ employment agreement provides for (i) $10,000 salary for the first ninety (90) days of employment, (ii) $12,500 salary for the second ninety (90) days of employment, (iii) $15,000 for the third ninety (90) days, and (iv) $17,500 for the fourth ninety (90) days of service. Thereafter, the Company will pay Mr. Williams an annual salary of $80,000. Under his employment agreement, Mr. Williams was awarded 250,000 restricted shares of Company Common Stock, which were issued to him at the commencement of his employment. The Company has the right to redeem such shares, at no cost to the Company, if Mr. Williams terminates his employment within one (1) year of the start date in the absence of a breach of the employment agreement by the Company. The employment agreement also provides for a second restricted stock award of an additional 250,000 restricted shares upon the completion of Mr. Williams’s first full year of employment. If the Company terminates Mr. Williams’ employment after the first one hundred eighty (180) days of his employment without good reason, Mr. Williams will be entitled to receive the second restricted stock award at the time of such termination. The Company does not have any confidentiality, non-compete, or change-in-control agreements with Mr. Williams, and except as described above, there are no other severance arrangements between the Company and Mr. Williams.

Stock Option Awards

There were no options granted to the Company’s Chief Executive Officer during 2004.

Aggregated Option Exercises and Fiscal Year End Option Values

There were no options exercised by the Company’s Chief Executive Officer during 2004.

FISCAL YEAR END OPTION VALUES
Name	Number of Securities Underlying Unexercised Options At FY-End Exerciseable/Unexercisable	Value of Unexercised In-The-Money Options at FY-End Exerciseable/Unexercisable
Brian S. Dunn	5,200,000 / 0	$104,000 / $0

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding the Company’s equity compensation plans and other equity compensation arrangements as of December 31, 2004.

EQUITY COMPENSATION PLAN INFORMATION

Plan	Number of Securities To Be Issue Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

EQUITY COMPENSATION PLANS APPROVED BY STOCKHOLDERS:

2000 Director Stock Option Plan	40,000	$0.09 /share	460,000
EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS:
None	0	$ 0	0

The following is a description of the equity compensation authorized and issued without prior stockholder approval to Company employees and non-employees in exchange for consideration in the form of goods or services during the fiscal year ended December 31, 2004.

Todd A. Bartlett. Pursuant to the compensation arrangements between the Company and Todd Bartlett during the last fiscal year, the Company awarded Mr. Bartlett 445,000 restricted shares of Company Common Stock. The shares were issued for services rendered and valued at $21,750.

Douglas J. Hannah and Terrence P. Monahan. The Company’s 2000 Director Stock Option Plan (the “Director Plan”) provides for the granting of an option to purchase 20,000 shares of Common Stock to each outside director on the date of each annual meeting of the stockholders of the Company. However, as of June 2002, the Board of Directors voted to suspend this provision indefinitely. Other than such Director Plan, the Company does not have a standard compensation plan pursuant to which its directors are compensated for their services as a director, committee participation, or special assignments. On December 30, 2004, for their services to the Company as directors during the Company’s last fiscal year, each of Messrs. Hannah and Monahan was awarded 250,000 restricted shares of Company Common Stock. Based on a closing price of $0.05 per share on the date of grant, the fair market value of the restricted stock awarded to each director was $12,500.

Beneficial Ownership of Company’s Common Stock

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of March 15, 2005, by (i) each person known to the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. As of March 15, 2005, there were 126,787,746 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percentage of Class (4)

Don Gunther (5) 9766 Bentgrass Bend Naples, FL 34108	20,154,674	15.9%
Ben M. Jones III 5947 Bermuda Lane Naples, FL 34112	26,700,180	21.6%
Robert C. Marconi (6) 3021 Cullerton Street Franklin Park, IL 60131	8,137,299	6.4%
Brian S. Dunn (7)	15,480,699	11.7%
Todd A. Bartlett (8)	1,445,000	1.0%
Douglas J. Hannah	1,835,430	1.3%
Terrence P. Monahan (9)	2,920,000	2.3%
Officers and directors as a group (4 persons)	21,681,134	17.1%
___________________

(1) Unless otherwise indicated, the address of the persons named in the table is 4328 Corporate Square Boulevard, Suite C, Naples, Florida 34104.

(2) As used herein, a person is deemed to be the “beneficial owner” of a security if he or she has or shares voting or investment power with respect to such security, or has the right to acquire such ownership within sixty (60) days. As used herein, “voting power” includes the power to vote or to direct the voting of shares, and “investment power” includes the power to dispose or to direct the disposition of shares, irrespective of any economic interest therein.

(3) Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all Common Stock beneficially owned by them.

(4) Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of March 3, 2005 plus, (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights.

(5) Includes 1,117,670 shares underlying warrants that Mr. Gunther has the right to acquire within sixty (60) days.

                (6) Includes 400,000 shares underlying warrants that Mr. Marconi has the right to acquire within sixty (60) days.

(7) Includes 5,200,000 shares underlying warrants that Mr. Dunn has the right to acquire within sixty (60) days.

               (8) Includes 250,000 shares underlying warrants that Mr. Bartlett has the right to acquire within sixty (60) days.

               (9) Includes 2,000,000 shares Shop Floor Systems, Inc., of which Mr. Monahan shares beneficial ownership.

Item 12. Certain Relationships and Related Transactions

On October 9, 2002, the Company signed an agreement (the “Distribution Agreement”) with Shop Floor Systems, Inc. (“SFS”) to distribute licenses for a suite of manufacturing software produced by SFS (each, a “License”). Terrence P. Monahan, one of our directors, indirectly owns fifty percent (50%) of SFS, together with his father, who owns the balance of the outstanding stock of SFS.

Under the Distribution Agreement, the Company agreed to pay a royalty to SFS in connection with each sale of a License by the Company to an end-user. The amount of such royalty payments to SFS will be equal to the following: (i) 40% of SFS’ stated list price for the License (“List Price”) for each of the first ten (10) Licenses resold by the Company in a given calendar year, (ii) 30% of the List Price for each of the next ten (10) Licenses distributed in the same year, and (iii) 20% of List Price for all additional Licenses the Company resells in that calendar year. In October 2002, the Company purchased two (2) Licenses from SFS for resale to end-users. In consideration for the sale of the Licenses to the Company, the Company issued an aggregate of 2,000,000 shares of Company Common Stock to SFS. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board, the aggregate market value of the restricted stock issued to SFS was $20,000 on the date of issuance. No royalties were paid or are otherwise due to SFS, in either of the Company’s last two (2) fiscal years, for the sale of SFS Licenses to third party end-users. This line of business was discontinued in 2004.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits. The exhibit list required by Item 13 of Form 10-KSB is provided in the “Index to Exhibits” located herein, immediately following Item 15.

(b) Reports on Form 8-K Filed in Last Quarter of Fiscal Year 2004. None.

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bongiovanni & Associates, our current independent auditor, (“Bongiovanni”) for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and 2004, and all fees billed for other services rendered by Bongiovanni during those periods.

Year Ended December 31	2004	2003
	Bongiovanni	Bongiovanni

Audit Fees (1)	$17,750(3)	$18,239(2)
Audit-Related Fees (4)	--	--
Tax Fees (5)	1,500	1,500
All Other Fees (6)	--	--
Total Accounting Fees and Services	$19,250	$19,739
___________

(1)
Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown for Bongiovanni in 2003 relate to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2002, and (ii) the review of the financial statements included in the Company’s filings on Form 10-QSB for the first, second and third quarters of 2003.

(3)
The amounts shown for Bongiovanni in 2004 relate to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2003, and (ii) the review of the financial statements included in the Company’s filings on Form 10-QSB for the first, second and third quarters of 2004.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by Bongiovanni & Associates during 2004 were pre-approved by the Board of Directors of the Company.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Articles and Plan and Agreement of Merger between SpectraFax Corp. and Serefex Corporation ****
3.1	Certificate of Incorporation of Serefex Corporation ***
3.2	Bylaws of Serefex Corporation ***
4.1	See Exhibits 3.1 and 3.2 for the provisions of the Articles of Incorporation and Bylaws of the Company that define the rights of holders of the Company’s Common Stock
4.2	Specimen of Common Stock Certificate ****
10.1	Plant View Alerts Purchase Agreement between Shop Floor Systems, Inc. and Serefex Corporation, dated October 9, 2002 ****
10.2	Sales Representative Agreement by and between Consolidated Coatings Corporation and Serefex Corporation dated January 20, 2003 ****
10.3	Lease Agreement by and between Diversified Real Estate Group, Inc. and Serefex Corporation, dated September 5, 2003 **
10.4	2000 Director Stock Option Plan **
10.5	Sales Representative Agreement by and between Serefex Corporation and Amarin, Inc., dated effective as of January 27, 2004 †
10.6	Sales Agreement by and between Serefex Corporation and Consolidated Coatings Corporation, dated January 27, 2004 †
10.7	Description of Compensatory Arrangement Between the Company and Brian S. Dunn **
10.8	Employment Agreement of Shawn M. Williams, dated January 24, 2004 **
14.1	Proposed Code of Ethics **
16.1	Letter on Change in Certifying Accountant ††
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Todd A. Bartlett, Chief Financial Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Brian S. Dunn, CEO and President *
32.1	Section 1350 Certifications of Todd A. Bartlett, Chief Financial Officer *
32.2	Section 1350 Certifications of Brian S. Dunn, Chief Executive Officers and President *
99.1	Cautionary Statements for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995 *
__________
* Filed herewith.
**	Filed as an Exhibit to the Company’s Form 10-KSB, as filed with the Commission on March 26, 2004
***	Contained in the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on February 20, 2002.
****	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, as filed with the Commission on April 15, 2003.
†	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Commission on February 3, 2004.
††	Filed as Exhibit 16(b) to the Company’s Current Report on Form 8-K, as filed with the Commission on November 8, 2002.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2005

SEREFEX CORPORATION
By:	/s/ Brian S. Dunn
Brian S. Dunn, Chief Executive Officer

By:	/s/ Todd A. Bartlett
Todd A. Bartlett, Chief Financial Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Douglas J. Hannah	Director	March 7, 2005
Douglas J. Hannah
/s/ Terrence P. Monahan	Director	March 7, 2005
Terrence P. Monahan