Form 10QSB
period 2005-03-31
SEREFEX CORP
filed 2005-05-10
CIK 773937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended March 31, 2005

☐ Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from _________ to _________

Commission file number: 0-24362

SEREFEX CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	59-2412164
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4328 CORPORATE SQUARE BLVD., SUITE C
NAPLES, FLORIDA 34104
(Address of Principal Executive Offices)

(239) 262-1610
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

As of the close of business on April 19, 2005, 140,896,080 shares of the Company's common stock, par value $.0001 per share, were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

SEREFEX CORPORATION
Balance Sheet
At March 31, 2005

ASSETS

CURRENT ASSETS
Cash	$187,076
Accounts Receivable	18,782
Inventory	28,680
Prepaid Expenses	266,075
TOTAL CURRENT ASSETS	500,613

FIXED ASSETS
Computer and Office Equipment	7,391
Furniture and Fixtures	2,194
Accumulated Depreciation	(4,227)
TOTAL FIXED ASSETS	5,358

OTHER ASSETS
Deposits	1,490

TOTAL ASSETS	$507,461

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$187,407
TOTAL CURRENT LIABILITIES	187,407

STOCKHOLDERS' EQUITY
Common Stock (300,000,000 shares authorized, 140,896,080
shares issued and outstanding, par value $.0001)	14,089
Additional Paid in Capital	15,224,690
Retained Deficit	(14,918,725)
TOTAL STOCKHOLDERS' EQUITY	320,054

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$507,461

See condensed notes to financial statements.

SEREFEX CORPORATION
Statements of Operations
For the Three Months Ended March 31, 2005 and 2004

	2005		2004

REVENUES:
Sales		$18,689		$2,977
Cost of sales		(36,670)		(4,603)
GROSS PROFIT(LOSS)		(17,981)		(1,626)

OPERATING EXPENSES:
General and Administrative		$606,808		$291,739
TOTAL EXPENSES		606,808		291,739

OPERATING LOSS		(624,789)		(293,365)

OTHER INCOME (EXPENSE):
Other Income		6,462		2,882
Interest Expense		(549)		(314)
		5,913		2,568

NET LOSS		$(618,876)		$(290,797)

Basic and Fully Diluted Loss per Share	$	**	$	**

Weighted Average Shares Outstanding		128,448,487		113,663,197

** Less than $.01

See condensed notes to financial statements.

SEREFEX CORPORATION
Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(618,876)	$(290,797)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	666	612
Common stock issued for services	-	219,088
Warrants issued for financing	480,813	-
(Increase) decrease in operating assets:
Accounts receivable	(17,765)	(135)
Inventory	1,538	3,015
Prepaid expenses and other assets	(140,564)	(178,734)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(44,063)	4,732
NET CASH USED IN OPERATING ACTIVITIES	(338,251)	(242,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits returned	(2,000)	-
Purchases of fixed assets	-	(1,308)
NET CASH USED IN INVESTING ACTIVITIES	(2,000)	(1,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(30,000)	-
Warrants exercised for financing	30,000	153,849
Cash collected from issuance of common shares	481,250	270,208
NET CASH PROVIDED BY INVESTING ACTIVITIES	481,250	424,057

NET INCREASE IN CASH AND
CASH EQUIVALENTS	140,999	180,530

CASH AND CASH EQUIVALENTS:
Beginning of year	46,077	3,154
End of year	$187,076	$183,684

See condensed notes to financial statements.

SEREFEX CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three months ended March 31, 2005 and 2004. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2004, as filed on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2004 Annual Report on Form 10-KSB. Our results for the three months ended March 31, 2005 may not be indicative of our results for the twelve months ended December 31, 2004.

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

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. All of the Company's notes payable are in default. The net loss from our new operations was ($618,876) for March 31, 2005 in comparison to ($290,797) as of March 31, 2004. The Company had a net equity of $320,054 and a net working capital of $313,206. Although our current assets of $500,613 for the period ended March 31, 2005 exceed our current liabilities of $187,407 for such period, this is the result of our equity financing activities and is not based on revenues generated from operations. Accordingly, there is still substantial doubt as to Company's ability to continue as a going concern. However, the Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern will depend on many factors, including the ability of the Company to successfully sell its line of magnetically backed ancillary items Fridge Tape™, Fridge Notes™, Fridge Pics™ and its magnetically attractive coating Attracta Magnet to the US retailing marketplace. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of one or both of the Company's new business operational activities, of which there can be no assurance, our new management plans to raise new equity capital in order to improve liquidity and sustain operations.

NOTE 3 COMMON STOCK

The following is a summary of the stock issued during the three months ended March 31, 2005:

(a) 13,666,667 shares for financing continuing operations at $0.03 per share or $410,000;

(b) 1,458,334 shares for conversion of accounts payable at $0.03 per share or $43,750;

(c) 200,000 shares issued for exercise of a Warrant at $0.05 per share or $10,000;

(d) 250,000 shares for Shawn Williams employment Agreement at $0.11 per share or $27,500;

(e) 200,000 shares issued for exercise of a Warrant at $0.10 per share, or $20,000;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The information presented under Item 2 of this Quarterly Report is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience, if applicable, and on various other assumptions that are believed by management to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the fiscal quarter ended March 31, 2005, the Company does not presently have any "critical accounting policies."

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

In January 2003, the Company entered into an exclusive marketing contract with Consolidated Coatings Corporation, a Canadian corporation (hereinafter referred to as "CCC"), a manufacturer of patented and patent-pending paint and specialty coatings products for use in the home improvement, design, hardware, construction, renovation, remodeling and maintenance markets. Since entering into this marketing agreement with CCC, the Company had expended most of its energy and financial resources in this arena.

Throughout most of fiscal 2003, the Company exerted its energies on start-up activities primarily focused on the development of a distribution network for CCC's Magnapaint . Magnapaint is a patented water-based product that is applied under regular wall paint or other wall coatings to create a magnetic attractive surface. The Company also attempted to distribute several ancillary products, including magnetically backed digital photo paper, adhesively backed magnetic stripping, and very powerful industrial strength magnets. Our initial distribution efforts were directed at the residential and commercial construction industries in Southwest Florida. However, in the first quarter of fiscal 2004, the company entered into another agreement with CCC which gave us exclusive rights to market and sell Magnapaint and its ancillary products to certain national chain stores throughout all of the United States, including Home Depot, Lowes, Menards, Wal-Mart, Kmart and Target, as well the exclusive right to distribute such products to the Home Shopping Network and QVC. This agreement was terminated in the second quarter of 2004 and the company in July of 2004, executed an agreement with Mr. Bert Staadecker to exclusively manufacture, market, distribute and sell his patented magnetic coating, which the Company has branded Attracta-Magnet™.

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

Additionally, Serefex created additional graphics and colors for the printed digital frames feature of Photo-Framer 4.0™. These frames are assembled on theme CD’s, which can be automatically installed into the working version of Photo-Framer 4.0™, allowing the user many more frames to chose from when printing their pictures. We refer to these as our “Update Framing CD’s”. One such theme, currently available, is our “Summertime Frames”, which consist of beach, lake, pool, and other typical summertime activities captured in a frame to be printed around the photograph. On March 25th of this year the Licensing agreement with Smartdraw was terminated.

During the first quarter 2005, the Company filed for Trade Marks on several of its latest products, including Fridge Tape™ and Fridge Pics™. Fridge Tape™, since its launch in late January 2005, has been well received by the retail marketplace and Serefex has to date received national purchase orders from Walgreens, Meijers and Do-It-Best Hardware stores. Additionally we have received purchase orders from Sunshine Ace Hardwares which are located in Southwest Florida. Subsequent to the quarters end, the Company has also filed for trademarks for its Fridge Notes™, Appliance Tape™ and Locker Tape™. We will continue to offer these products to the retail community throughout the remainder of this year. There can be no assurances that the retail marketplaces will continue to accept our products, or that such demand, if continuing, will generate significant revenues for the Company's products.

Our short-term risk, over the course of fiscal 2005, is related primarily to the Company's ability to successfully introduce our specialty tape, magnetic and specialty coatings products into the marketplace. We are aggressively pursuing the distribution of our products through large chain stores, with an emphasis on the home improvement outlets, hardware stores, drug stores, office supply and convenience chain stores.

Long-term, the Company's risk in the magnetic tape and ancillary item coatings business will be our ability to control the supply and distribution of our products. We believe our relationships with our vendors are satisfactory and we continue to work on additional supplier arrangements. We also believe the Company is well positioned to build long-term relationships with our suppliers and sales representatives and protect our market, should one develop.

RESULTS OF OPERATIONS

Net Income. The Company had net loss of ($618,876) for the three months ended March 31, 2005. The majority of the loss for the first quarter 2005 can be attributed to financing expenses of $480,813 from the issuance of warrants in connection with the private sale of securities. The loss for the operations of the business was ($138,063) after netting out the financing expenses. The financing was incurred to support further ordering of prepaid inventory and continued operations.

Expenses. Losses in 2005 exceeded losses during the same period for 2004 by $328,086. The breakdown of year over year Income and Expenses are as follows:

Serefex experienced an increase in sales for the first quarter of 2005, however it was offset by a significant increase in COGS. $14,324 of the increase of COGS was due to an inventory adjustment for the expiration of our Magna Paint line. Although, Serefex continues to redeem our right to return the product, we no longer feel it is appropriate to carry the product in our financial statements. That lead to a decrease in our Gross Profit of $16,355.

With the exception of the increase in financing charges incurred via the use of warrants the business operations performed below the cost incurred last year for the same period. Marketing expenses were down $6,518, the majority of which was due to a reduced expenditure in demo materials by $5,437.

We are combining the Employee Wages and Professional Fees account due to the fact that in 2004 several of the officers and employees were paid as contractors and the expense was incurred in professional fees. Both accounts have dramatic swings netting out to a decrease in total expenditure by $10,219.

Travel expenses were up by $3,722 and will continue to increase as we further relations with our suppliers as well as attend trade shows and improve supply lines. Printing and Publication was also up due to need for print for our products as well as offering documents used in the financing activities. General administrative items make up for the remainder of operational expenditures. Serefex did have an increase in other income by $3,580 in part due to increase in subletting space in our offices. Financing expenditures were up $327,514, of which $326,964 was an increase due to the use of warrants in our financing activities while $550 was interest expense for debt financing utilized in January of this year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company's working capital was $313,206 up from $247, 061 for the same period 2004. The Company's working capital for the period is primarily attributable to proceeds from the sale of shares of the Company's common stock to accredited investors, and from the issuance of warrants in connection with our financing activities during the quarter. The majority of the proceeds from sale of stock were expended on prepaid inventory and bringing our product to market. Our accumulated deficit was approximately $14,918,725 as of the end of the quarter, and substantially all of the Company's liabilities are past due. A snap shot of the Company's liquidity is provided in the table below:

	2005	2004
Cash	187,076	183,684
Working Capital	313,206	247,061
Current Assets	500,613	435,437
Current Liabilities	187,407	188,376
Net Income	(618,876)	(290,797)
Shareholder's Equity	320,054	254,919

The Company's net cash from operating activities was ($338,251), with $481,250 raised in private placements for the three months ended March 31, 2005. Serefex continues to operate from funding based on our business model. The improvements to the liquidity measures have come from continued funding. Serefex is currently seeking better manufacturer supply terms and lines of credit to support future growth and financing of inventory.

GOING CONCERN RISK

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. All of the Company's notes payable are in default. The net loss from our new operations was ($618,876) for March 31, 2005 in comparison to ($290,797) as of March 31, 2004. The Company had a net equity of $320,054 and a net working capital of $313,206. Although our current assets of $500,613 for the period ended March 31, 2005 exceed our current liabilities of $187,407 for such period, this is the result of our equity financing activities and is not based on revenues generated from operations. Accordingly, there is still substantial doubt as to Company's ability to continue as a going concern. However, the Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern will depend on many factors, but primarily, it is dependent upon the Company's ability to successfully distribute its new line of magnetically backed trademarked tapes and ancillary items, along with its specialty coating product Attracta-Magnet to National retailing chains located throughout both the United States and the world. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of our new specialty coatings business, of which there can be no assurance, our management intends to continue to raise new equity capital in sustain operations as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of all of the shares of the Company's common stock, par value $.0001 per share, which were privately placed with accredited investors and without registration under Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), during the three months ended March 31, 2005. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the issuance of such securities.

(a) An aggregate of 13,666,667 shares were privately sold in January, February and March 2004 at $0.03 per share, or $410,000 in the aggregate, to twenty one (21) persons, all of whom were accredited investors. The proceeds of such sales were used for working capital purposes.

(b) 1,458,334 shares were issued in March at $0.03 per share or $43,750 to the Executive Officer and Controller for services rendered,

(c) 200,000 shares were issued in March at $ 0.05 per share, or $ 10,000, to one investor for the exercise of his warrant,

(d) 250,000 shares were issued in March 2005 at $0.11 per share $27,500, to our Controller in connection with the terms of his employment agreement.

(e) 200,000 shares were issued in March at $$0.10 per share or $20,000 to one investor in connection with the exercise of his warrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On September 14, 2001, Peter Sulick filed a complaint in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County against the Company. The parties entered into a stipulation with the Court, pursuant to which the Company was restricted from selling, disposing of or transferring all or substantially all of its assets or merging with any entity until after: (a) the principal of and interest on the note is paid in full in cash, together with plaintiff's attorneys fees, or (b) the note is purchased, without recourse or warranty, by a third party at a mutually acceptable purchase price, and otherwise pursuant to the terms that are satisfactory to plaintiff. On July 2, 2002, the Court entered a judgment against the Company, finding that the Company, through its former CEO, violated the terms of both the promissory note and the stipulation with the Court. The Court awarded the plaintiff a judgment in the amount of $57,068 plus legal costs. The Company is reviewing with legal counsel the options for offsetting some or all of the Company's liability to other parties involved in the transaction between the Company and Mr. Sulick. The company has made two $10,000 payments this quarter to Mr. Sulick and approximately $49,000 has been provided for in the Company's financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description

10.4	2000 Director Stock Option Plan**

10.7	Description of Compensatory Arrangement Between the Company and Brian S. Dunn***

10.8	Employment Agreement of Shawn M. Williams, dated January 24, 2004***

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Todd A. Bartlett, Chief Financial Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Brian S. Dunn, CEO and President *

32.1	Section 1350 Certifications of Todd A. Bartlett, Chief Financial Officer *

32.2	Section 1350 Certifications of Brian S. Dunn, Chief Executive Officer and President *

99.1	Cautionary Statements for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995 *

*     Filed herewith.
**   Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as filed with the Commission on April 15, 2003.
*** Filed as an Exhibit to the Company’s Form 10-KSB, as filed with the Commission on March 26, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEREFEX CORPORATION

Date: May 10, 2005	By:	/s/ Brian S. Dunn
Brian S. Dunn
Chief Executive Officer

Date: May 10, 2005	By:	/s/ Todd A. Bartlett
Todd A. Bartlett
Chief Financial Officer