Form 10QSB
period 2005-06-30
SEREFEX CORP
filed 2005-08-05
CIK 773937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities ExchangeAct of 1934
For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

As of the close of business on August 05, 2005, 143,026,605 shares of the Company's common stock, par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,”“expect,”“intend,”“plan,”“will,”“we believe,”“the Company believes,”“management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

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

ITEM 1. FINANCIAL STATEMENTS

Balance Sheet
(Unaudited)

June 30, 2005
ASSETS

CURRENT ASSETS
Cash	$26,401
Accounts Receivable	89,362
Inventory	256,567
Prepaid Expenses	137,069
TOTAL CURRENT ASSETS	509,399

FIXED ASSETS
Computer and Office Equipment	19,663
Furniture and Fixtures	2,194
Accumulated Depreciation	(5,413)
TOTAL FIXED ASSETS	16,444

OTHER ASSETS
Deposits	1,675

TOTAL ASSETS	$527,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$185,550
TOTAL CURRENT LIABILITIES	185,550

STOCKHOLDERS’ EQUITY
Common Stock (300,000,000 shares authorized, 142,560,687
shares issued and outstanding, par value $.0001)	14,256
Additional Paid in Capital	15,322,693
Retained Deficit	(14,994,981)
TOTAL STOCKHOLDERS’ EQUITY	341,968

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$527,518
_______
See condensed notes to financial statements.

Statement of Operations
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005	2004

REVENUES:
Sales		$99,909		$611	$118,597		$3,588
Cost of Sales		(58,624)		(3,855)	(95,241)		(8,458)
GROSS PROFIT(LOSS)		41,285		(3,244)	23,356		(4,870)

OPERATING EXPENSES:
General and Administrative		$115,673		$104,718	$241,542		$242,422
Financing Expense		$-		$4,476	$480,813		$158,325
TOTAL EXPENSES		115,673		109,194	722,355		400,747

OPERATING LOSS		(74,388)		(112,438)	(698,999)		(405,617)

OTHER INCOME (EXPENSE):
Other Income		1,874		2,127	8,393		4,694
Interest Expense		(3,736)		(103)	(4,526)		(289)
		(1,862)		2,024	3,867		4,405

NET LOSS		$(76,250)		$(110,414)	$(695,132)		$(401,212)

Basic and Fully Diluted Loss per Share	$	**	$	**	$(0.01)	$	**

Weighted Average Shares Outstanding		141,998,296		123,247,301	135,223,391		118,455,249

** Less than $.01
______
See condensed notes to financial statements.

Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(695,132)	$(401,212)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,852	1,223
Common stock issued for services	-	219,696
Warrants issued for capital raise	480,813	158,325
(Increase) decrease in operating assets:
Accounts receivable	(88,345)	60
Inventory	(226,349)	3,389
Prepaid expenses	(11,558)	(173,860)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(49,920)	17,118
NET CASH USED IN OPERATING ACTIVITIES	(588,639)	(175,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits returned	1,815	-
Purchases of fixed assets	(12,272)	(1,308)
NET CASH USED IN INVESTING ACTIVITIES	(10,457)	(1,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(30,000)	-
Warrants exercised for financing	128,170	4,369
Cash collected from issuance of common shares	481,250	290,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	579,420	294,369

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(19,676)	117,800

CASH AND CASH EQUIVALENTS:
Beginning of period	46,077	3,154
End of period	$26,401	$120,954

See condensed notes to financial statements.

SEREFEX CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three (3) and six (6) months ended June 30, 2005 and 2004. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company’s financial statements and notes for the year ended December 31, 2004, as filed on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company’s 2004 Annual Report on Form 10-KSB. Our results for the three (3) and six (6) months ended June 30, 2005 may not be indicative of our results for the twelve (12) months ended December 31, 2005.

NOTE 2  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has incurred significant recurring net losses since inception, has very minimal revenue and substantially all of its notes payable are technically in default.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

The Company has continually been dependent on its investors backing and its ability to raise additional capital. However, in the second quarter revenue from shipment of product is twenty times the entire year of 2004. Although currently still dependent on investors, if sales continue at its current pace, the Company can conceivably begin to meet their monthly cash flows.

NOTE 3  COMMON STOCK

The following is a summary of the stock issued during the three (3) months ended June 30, 2005:

(a) 800,000 shares to two investors for financing at $0.05 per share or $40,000;
(b) 500,000 shares to three investors for warrant exercises at $0.05 per share or $25,000;
(c) 164,607 shares to one investor for a warrant exercise at $0.08 per share or 13,169;
(d) 200,000 shares to one investor for a warrant exercise at $0.10 per share or $20,000;

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

NOTE 6  REVENUE RECOGNITION

Revenue is recognized when the products are shipped. All revenue transactions are reviewed for credit worthiness prior to commencement of the revenue process. Other income in the accompanying Statements of Operations substantially consists of sublease Income, sales of demo materials and negotiated settlements.

NOTE 7  OFFICER’S EMPLOYMENT COMPENSATION

As disclosed in our 2004 10-KSB, Brian Dunn will receive compensation of $105,300 for the fiscal year 2005 as the President of Serefex Corporation. Along with his annual compensation, Mr. Dunn is eligible for a performance bonus for the year to be decided by the Board of Directors.

End of Notes to Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies and Estimates

The information presented under Item 2 of this Quarterly Report is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience, if applicable, and on various other assumptions that are believed by management to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of June 30, 2005, the Company does not have any “critical accounting policies.”

NATURE OF THE COMPANY’S PRESENT OPERATIONS AND PLAN OF OPERATION

From our inception until December 2001, the Company was engaged in a segment of the high tech industry. However, after the sale of substantially all of the Company’s assets in December 2001, the Company had virtually no operations and was essentially a shell corporation until approximately the first quarter of 2003, when it commenced start-up activities in an entirely new industry related to home improvement and home decor. In the interim period, from January 2002 until June 2002, the Company reorganized as a Delaware corporation and attempted a failed merger. In June 2002, the Company’s former management and directors resigned. For the remainder of 2002 and most of the Company’s fiscal year 2003, our new management and directors kept the Company from filing bankruptcy by raising capital from the sale of stock to repay debt and for working capital purposes, issuing warrants to satisfy accounts payable, resolving litigation, and otherwise cleaning up the Company’s books and records. In addition, our new management and Board of Directors sought potential candidates for a reverse merger of the Company with an operating company, however, no satisfactory candidates were found.

In January 2003, the Company entered into an exclusive marketing contract with a Canadian corporation, a manufacturer of paint and specialty coatings products for use in the home improvement, design, hardware, construction, renovation, remodeling and maintenance markets. The product was a patented water-based product applied under regular wall paint and other wall coatings to create a magnetic attractive surface. Throughout 2003, the Company concentrated its efforts on start-up activities focused on the development of a distribution network for the paint and specialty products. This agreement was terminated in the second quarter of 2004 and the Company, in July 2004, entered into an exclusivity agreement with the owner of a patent covering a magnetic coating to manufacture, market, distribute and sell this product. The Company has branded the product Attracta-Magnet™.

During the first six months of 2005, the Company filed for trademarks on several of its latest products, including Fridge Tape™, Fridge Pics™, Fridge Notes™, Appliance Tape™ and Locker Tape™. Fridge Tape™, since its launch in late January 2005, has been fairly well received by the retail marketplace and Serefex has to date received national purchase orders from Walgreens, Meijers, Do-It-Best, Publix and several Ace Hardware stores. We will continue to offer these products to the retail community throughout the remainder of this year. There can be no assurances that the retail marketplaces will continue to accept our products, or that such demand, if continuing, will generate significant revenues for the Company’s products.

Our short-term risk, over the course of fiscal 2005, is related primarily to the Company’s ability to successfully introduce our specialty tape, magnetic and specialty coatings products into the marketplace. We are aggressively pursuing the distribution of our products through large chain stores, with an emphasis on the home improvement outlets, hardware stores, drug stores, office supply and convenience chain stores.

Long-term, the Company’s risk in the magnetic tape and ancillary item coatings business will be our ability to control the supply and distribution of our products. We believe our relationships with our vendors are satisfactory and we continue to work on additional supplier arrangements. We also believe the Company is well positioned to build long-term relationships with our suppliers and sales representatives and protect our market, should one develop.

Results of Operations

The Company had an increase in revenue of $115,009 for the six (6) month period ended June 30, 2005 when compared to the same period of 2004 and an increase of $99,298 for the quarter ended June 30, 2005 when compared to the same period of 2004. However, the Company had a net loss of ($76,250) for the three (3) months ended June 30, 2005, and a net loss of ($695,132) for the six (6) month period. This compares to a net loss in the second quarter of 2004 of ($110,414) and a six (6) month loss of ($401,212) for 2004. Although we improved our gross profit by $28,226 for the six (6) month period ended June 30, 2005, our financing expense increased by $322,488. This was attributable to the issuance of warrants during the first quarter of 2005.

Liquidity and Capital Resources

As of June 30, 2005, the Company’s working capital was $323,849. The Company’s working capital for the period is attributable to both the sale of shares in the first quarter, and has increased working capital an additional $10,000 through operations in the second quarter. Our accumulated deficit was approximately $14,994,981 as of the end of the quarter, and substantially all of the Company’s liabilities are past due. A snap shot of the Company’s liquidity is provided in the table below:

	June 30, 2005	June 30, 2004
Cash	26,401	120,955
Working Capital	323,849	166,504
Current Assets	509,399	367,266
Current Liabilities	185,550	200,762
Shareholder Equity	341,968	173,750

The Company had significant cash outflow due to operations. At the end of the second quarter the majority of the revenue was still classified as current receivables. In addition, the Company had to increase inventory to meet the new demands for Fridge Tape™. Although the Company is generating revenue on a larger scale, the cash needs continue in order to finance the growth. Although the Company had a positive gross profit, the Company will continue to need financing at this point from investors or lines of credit to support the new demands for the products.

Going Concern Risk

The Company’s financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. Most all of the Company’s accounts payable are in default. As of June 30, 2005, the Company had a net equity of $341,968 and a net working capital of $323,849. The Company continues to incur losses in-spite of the increase of revenue from our product. However, the Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern will depend on many factors, but primarily, it is dependent upon the Company’s ability to successfully distribute its new specialty Tape Product Fridge Tape™, Fridge Pic™, Fridge Notes™ and Heavy Duty Fridge Tape™ in the global marketplace. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Until our profits from sales of the aforementioned products exceed our expenses, our management intends to continue to raise new equity capital to sustain operations as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were adequate to ensure that all material information required to be disclosed by the Company in the reports that we file under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations of the Securities and Exchange Commission.

During the period covered by this report, the Company did not make any change that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Company’s Reports on Form 10-QSB for the quarters ending March 31, June 30, and September 30 of 2004 and Form 10-KSB for the years ended December 31, 2003 and 2004 which describes the litigation and settlement agreement entered into by the Company with Thomas J. Conwell, Thomas J. Conwell REV TRUST Agreement Dated 9/5/95, Judith A. Conwell, Judith A. Conwell REV TRUST U/A DTD 9/5/95, Kent Conwell, Laketoju, LTD., and LSP Management LTD. On April 1, 2004, defendants alleged that the Company breached the settlement agreement by disclosing the terms of the agreement in its Annual Report on Form 10-KSB for the year ended December 31, 2003, and that as a result of such alleged breach, that defendants do not intend to perform their obligations under the settlement agreement. It is our position, based on the advice of our legal counsel, that the disclosure of the terms of the settlement agreement in our Form 10-KSB was required. Accordingly, management believes that the Company has not breached the terms of the settlement agreement, and all reasonable steps necessary will be taken to enforce the settlement agreement on behalf of the Company. On June 9, 2004, the Company filed an action in the Circuit Court of the Twentieth Judicial Circuit of Florida, in and for Collier County (Florida case # 04-2834CA) against the defendants for the breach of the settlement agreement. The defendants have denied liability to Serefex and counterclaimed for damages. The matter is pending.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of all of the shares of the Company’s common stock, par value $.0001 per share which was privately placed with accredited investors and without registration under Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), during the three (3) months ended June 30, 2005. We relied on the exemption provided by Section 4(2) of the Securities Act for the issuance of such securities without registration.

(a) 800,000 shares to two investors for financing at $0.05 per share or $40,000;

(b) 500,000 shares to three investors for warrant exercises at $0.05 per share or $25,000;

(c) 164,607 shares to one investor for a warrant exercise at $0.08 per share or 13,169;

(d) 200,000 shares to one investor for a warrant exercise at $0.10 per share or $20,000;

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On September 14, 2001, Peter Sulick filed a complaint in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County against the Company. The parties entered into a stipulation with the Court, pursuant to which the Company was restricted from selling, disposing of or transferring all or substantially all of its assets or merging with any entity until after: (a) the principal of and interest on the note is paid in full in cash, together with plaintiff’s attorneys fees, or (b) the note is purchased, without recourse or warranty, by a third party at a mutually acceptable purchase price, and otherwise pursuant to the terms that are satisfactory to plaintiff. On July 2, 2002, the Court entered a judgment against the Company, finding that the Company, through its former CEO, violated the terms of both the promissory note and the stipulation with the Court. The Court awarded the plaintiff a judgment in the amount of $57,068 plus legal costs. The Company is reviewing with legal counsel the options for offsetting some or all of the Company’s liability to other parties involved in the transaction between the Company and Mr. Sulick. The Company has made two $10,000 payments this year to Mr. Sulick and approximately $49,000 has been provided for in the Company’s financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number     Description
----------     ---------------
10.7  Description of Compensatory Arrangement between the Company and Brian S. Dunn ***

10.8  Employment Agreement of Shawn M. Williams, dated January 24, 2004 ***

31.1  Rule 13a-14(a)/15d-14(a) Certifications of Todd A. Bartlett, Chief Financial Officer *

31.2  Rule 13a-14(a)/15d-14(a) Certifications of Brian S. Dunn, CEO and President *

32.1  Section 1350 Certifications of Todd A. Bartlett, Chief Financial Officer *

32.2  Section 1350 Certifications of Brian S. Dunn, Chief Executive Officer and President *

99.1  Cautionary Statements for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995 *

*   Filed herewith.
** Filed as an Exhibit to the Company’s Form 10-KSB, as filed with the Commission on March 26, 2004.

Reports on Form 8-K. On April 19, 2005 the Company filed a Current Report on Form 8-K to announce the appointment of Brian S. Dunn to the Board of Directors.

On May 27, 2005, the Company filed a Current Report on Form 8-K to announce the resignation of Director Douglas J. Hannah.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                   SEREFEX CORPORATION

By: /s/ Brian S. Dunn
Date: August 05, 2005                                 Brian S. Dunn
                                                                  Chief Executive Officer

By: /s/ Todd A. Bartlett
Date: August 05, 2005                                 Todd A. Bartlett
                                                                  Chief Financial Officer