Form 10QSB
period 2005-09-30
SEREFEX CORP
filed 2005-10-19
CIK 773937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of the close of business on October 13, 2005, 145,239,105 shares of the Company's common stock, par value $.0001 per share, were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

SEREFEX CORPORATION
Balance Sheet
At September 30, 2005

ASSETS

CURRENT ASSETS
Cash	$241,911
Accounts Receivable	58,401
Inventory	135,287
Prepaid Expenses	215,959
TOTAL CURRENT ASSETS	651,558

FIXED ASSETS
Computer and Office Equipment	19,663
Furniture and Fixtures	2,194
Accumulated Depreciation	(6,598)
TOTAL FIXED ASSETS	15,259

OTHER ASSETS
Deposits	1,675

TOTAL ASSETS	$668,492

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$151,619
TOTAL CURRENT LIABILITIES	151,619

STOCKHOLDERS' EQUITY
Common Stock (300,000,000 shares authorized, 145,239,105
shares issued and outstanding, par value $.0001)	14,524
Additional Paid in Capital	15,535,262
Retained Deficit	(15,032,913)
TOTAL STOCKHOLDERS' EQUITY	516,873

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$668,492
   ____
   See condensed notes to financial statements.

SEREFEX CORPORATION
Statements of Operations
For the Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005	2004

REVENUES:
Sales		$196,113		$314	$314,710		$3,902
Cost of Sales		(124,067)		(22)	(219,308)		(15,660)
GROSS PROFIT(LOSS)		72,046		292	95,402		(11,758)

OPERATING EXPENSES:
General and Administrative		$110,849		$94,370	$352,416		$330,420
TOTAL EXPENSES		110,849		94,370	352,416		330,420

OPERATING LOSS		(38,803)		(94,078)	(257,014)		(342,178)

OTHER INCOME (EXPENSE):
Other Income		1,464		3,198	9,857		8,310
Other Expense		(568)		(120)	(568)		(538)-
Interest Expense		-		-	(4,526)		-
Financing Expense		-		-	(480,813)		(158,325)
		896		3,078	(476,050)		(150,553)

NET LOSS		$(37,907)		$(91,000)	$(733,064)		$(492,731)

Basic and Fully Diluted
Loss per Share	$	**	$	**	$(0.01)	$	**

Weighted Average Shares
Outstanding		144,093,042		123,646,079	138,179,942		121,101,423

** Less than $.01
____
See condensed notes to financial statements.

SEREFEX CORPORATION
Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(733,064)	$(492,731)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	3,037	1,835
Common stock issued for services	9,850	219,696
Warrants issued for services	480,813	1,369
(Increase) decrease in operating assets:
Accounts receivable	(57,384)	(301)
Inventory	(105,069)	(2,439)
Prepaid expenses	(90,448)	(168,886)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(83,850)	32,979
NET CASH USED IN OPERATING ACTIVITIES	(576,115)	(408,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits returned	1,815	-
Purchases of fixed assets	(12,272)	(1,309)
NET CASH USED IN INVESTING ACTIVITIES	(10,457)	(1,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(30,000)	-
Warrants exercised for financing	156,157	158,325
Cash collected from issuance of common shares	656,249	290,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	782,406	448,325

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	195,834	38,538

CASH AND CASH EQUIVALENTS:
Beginning of period	46,077	3,154
End of period	$241,911	$41,692
   ____
See condensed notes to financial statements.

SEREFEX CORPORATION
NOTES TO FINANCIAL STATEMENTS
September 30, 2005

NOTE 1    BASIS OF PRESENTATION

    The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three and nine months ended September 30, 2005 and 2004. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2004, as filed on Form 10-KSB.

    Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2004 Annual Report on Form 10-KSB. Our results for the three and nine months ended September 30, 2005 may not be indicative of our results for the twelve months ended December 31, 2005.

NOTE 2    GOING CONCERN

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred significant recurring net losses since inception, has limited revenue and substantially all of its notes payable are technically in default.

    In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

    As shown in the Company's financial statements, the Company suffered recurring losses from operations to date. It had a total equity of $516,873 and a net working capital of $499,939 as of September 30, 2005. The ability of the Company to continue as a going concern will depend on many factors, including the ability of the Company to successfully market its FridgeTape™ and other magnetic products. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of the Company's new business operational activities, of which there can be no assurance, our new management plans to raise new equity capital in order to improve liquidity and sustain operations.

NOTE 3    COMMON STOCK

    The following is a summary of the stock issued during the three months ended September 30, 2005:

(a)	81,250 shares issued to two companies for services rendered at $.08 per share or $6,500;
(b)	349,844 shares issued to one investor for warrants exercised at $.08 per share or $ 27,988;
(c)	2,150,00 shares issued to two investors for financing at $.08 per share or $ 172,000;
(d)	97,324 shares issued to the Companies Chief Financial Officer for services at $ .065 per share or $6,326;

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

NOTE 7    OFFICER'S EMPLOYMENT COMPENSATION

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

End of Notes to Financial Statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies and Estimates

    The information presented under Item 2 of this Quarterly Report is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience, if applicable, and on various other assumptions that are believed by management to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of September 30, 2005, the Company does not have any "critical accounting policies."

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

    During the first six months of 2005, the Company filed for trademarks on several of its latest products, including Fridge Tape™, Fridge Pics™, Fridge Notes™, Appliance Tape™ and Locker Tape™. Fridge Tape™, since its launch in late January 2005, has been fairly well received by the retail marketplace and Serefex has to date received national purchase orders from Walgreens, Meijers, Do-It-Best, South Eastern US top ten grocery chain several Ace Hardware stores and single mom and pops located throughout the US. We will continue to offer these products to the retail community throughout the remainder of this year. There can be no assurances that the retail marketplaces will continue to accept our products, or that such demand, if continuing, will generate significant revenues for the Company’s products.

    Our short-term risk, over the course of fiscal 2005, is related primarily to the Company’s ability to successfully introduce our specialty tape, magnetic and specialty coatings products into the marketplace. We are aggressively pursuing the distribution of our products through large chain stores, with an emphasis on the home improvement outlets, hardware stores, drug stores, office supply, grocery and convenience chain stores.

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

Results of Operations

    The Company had a year to date increase in revenue year over year of $310,808. However, the Company had a net loss of ($37,907) for the three months ended September 30, 2005, and a net loss of ($733,064) for the nine months ended September 30, 2005. This compares to a net loss in the third quarter 2004 of ($91,000) and a nine month loss of ($492,731). Although our gross profit increased by $107,160 for the nine(9) month period ended September 2005, our financing expenses increased by $322,488 due to the issuance of warrants during the first quarter 2005.

Liquidity and Capital Resources

    As of September 30, 2005, the Company’s working capital was $499,939. The Company’s working capital for the period is attributable to both the sale of shares in the first nine months and increased revenue in the first, second and third quarter. Our accumulated deficit was approximately $15,032,913 as of the end of the quarter, and substantially all of the Company’s liabilities are past due. A snap shot of the Company’s liquidity is provided in the table below:

	Sept. 30,2005	Sept. 30,2004
Cash	$241,911	$41,693
Working Capital	$499,939	$75,596
Current Assets	$651,558	$289,220
Current Liabilities	$151,619	$213,624

    The Company had significant cash outflow due to operations. In addition, the Company had to increase inventory to meet the new demands for Fridge Tape™. Although the Company is generating revenue on a larger scale, the cash needs continue in order to finance the growth. Although the Company had a positive gross profit, the Company will continue to need financing at this point from investors or lines of credit to support the new demands for the products.

Going Concern Risk

    The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. All of the Company's past due accounts payable are in default. The net loss for the three months ending September 30, 2005 from operations was ($37,907). As of September 30, 2005, the Company had a net equity of $516,873 and a net working capital of $499,939. Although our current assets of $651,558 for the period ended September 30, 2005 exceed our current liabilities of $151,619 for such period, this is mainly the result of our equity financing activities and is not based solely on revenues generated from operations. Accordingly, there is still substantial doubt as to Company's ability to continue as a going concern. However, sales on our magnetic product continues to grow rapidly to date in 2005. As a result, the Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The ability of the Company to continue as a going concern will depend on many factors, but primarily, it is dependent upon the Company's ability to successfully distribute its new patent pending magnetic products in the global marketplace. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of our new product lines, of which there can be no assurance. Our management intends to continue to raise new equity capital in sustain operations as a going concern.

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

CEO and CFO Certifications

    Attached to the report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following is a summary of all of the shares of the Company’s common stock, par value $.0001 per share which was privately placed with accredited investors and without registration under Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), during the three (3) months ended Sept. 30, 2005. We relied on the exemption provided by Section 4(2) of the Securities Act for the issuance of such securities without registration.

(a) 2,150,000 shares to two investors for financing at $0.08 per share or $172,000;

(b) 349,844 shares to one investor for warrant exercises at $0.08 per share or $27,988;

(c) 81,250 shares to two companies for services rendered at $0.08 per share or $6,500;

(d) 97,324 shares to the Companies CFO for services rendered at $0.065 per share or $6,326;

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    On September 14, 2001, Peter Sulick filed a complaint in the Circuit Court of the Twentieth Judicial Circuit in and for Collier County against the Company. The parties entered into a stipulation with the Court, pursuant to which the Company was restricted from selling, disposing of or transferring all or substantially all of its assets or merging with any entity until after: (a) the principal of and interest on the note is paid in full in cash, together with plaintiff's attorneys fees, or (b) the note is purchased, without recourse or warranty, by a third party at a mutually acceptable purchase price, and otherwise pursuant to the terms that are satisfactory to plaintiff. On July 2, 2002, the Court entered a judgment against the Company, finding that the Company, through its former CEO, violated the terms of both the promissory note and the stipulation with the Court. The Court awarded the plaintiff a judgment in the amount of $57,068 plus interest and yet to be determined legal costs. The Company is reviewing with legal counsel the options for offsetting some or all of the Company's liability to other parties involved in the transaction between the Company and Mr. Sulick. The Company has issued payments to Mr. Sulick in the amount of $20,000 in the 3rd quarter of 2005 and a total of $50,000 for the year. Approximately $21,000 has been provided for in the Company's financial statements.

ITEM 4.    Submission of Matters to a Vote of Security Holders

            None

ITEM 5.    Other Information

            None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number     Description

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

31.1  Rule 13a-14(a)/15d-14(a) Certifications of Todd A. Bartlett, Chief Financial Officer *

31.2  Rule 13a-14(a)/15d-14(a) Certifications of Brian S. Dunn, CEO and President *

32.1  Section 1350 Certifications of Todd A. Bartlett, Chief Financial Officer *

32.2  Section 1350 Certifications of Brian S. Dunn, Chief Executive Officer and President *

99.1  Cautionary Statements for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995 **

*   Filed herewith.
** Filed as an Exhibit to the Company’s Form 10-KSB, as filed with the Commission on March 26, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEREFEX CORPORATION

Date: October 18, 2005	By:	/s/ Brian S. Dunn
Brian S. Dunn Chief Executive Officer

Date: October 18, 2005	By:	/s/ Todd A. Bartlett
Todd A. Bartlett Chief Financial Officer