Form 10KSB
period 2005-12-31
SEREFEX CORP
filed 2006-03-28
CIK 773937

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

           (Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

            For the Fiscal Year Ended December 31, 2005
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
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year were $347,406

The aggregate market value of the issuer’s Common Stock held by non-affiliates (68,731,831 shares) was approximately $4,123,910, based on the average closing bid and ask price for the Common Stock on January 20, 2006.

As of January 20, 2006, there were outstanding 147,518,985 shares of the issuer’s Common Stock, par value $.0001.

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

On March 12, 2002, at a special meeting of the stockholders of the Company, a majority of the holders of the Company’s Common Stock voted to approve, among other things, (i) the reincorporation of the Company under the laws of the State of Delaware under the name Serefex Corporation (the “Reincorporation”), and (ii) the merger of Tricomp, Inc., an Illinois corporation, (“Tricomp”) with and into the reincorporated Company. Subsequent to the Stockholder Meeting, on June 7, 2002, after the consummation of the Reincorporation, the Board of Directors of the Company concluded that it was not in the best interests of the Company to merge with Tricomp, and voted to terminate the transaction.

In June of 2002, the former directors and officers of the Company resigned, and the current board of directors and management took office. Under new management, the Company sought to create new business opportunities for stockholders. In January of 2003 the Company ventured into the paint and specialty coatings marketing industry in connection with the execution of an exclusive marketing agreement with a Canadian manufacturer of specialty coatings products. The initial focus of the Company’s efforts for the fiscal year 2003 was on the marketing of a water-based product applied under regular wall paint, to create a magnetic surface/invisible bulletin board, and on the sale of related products. This endeavor was terminated in early 2004.

Presently, the Company is in the start-up phase of its business development, focusing primarily on the market for its specialty magnetic ancillary product lines including, paper and tapes as well as its computer telecommunications mouse, Chat-N-Mouse™ as set forth below.

Description of Business

The following are the products currently being offered by the Company:

Fridge Tape™:

Fridge Tape™ is a thin, adhesively backed, magnetic tape. Fridge Tape™ is an item to attach photos, children’s artwork or any other lightweight item to a refrigerator or any other metal surface that magnets attract to; such as school lockers, filing cabinets and metal doors. Fridge Tape™ has been designed for everyday uses replacing where one would normally attach items using scotch tape, tacks or adhesives. It eliminates messy residue and does not damage photos. Fridge Tape™ is simple to use; just measure, pull, tear, stick to the item and then affix to a refrigerator or any other magnetically receptive surface.

Fridge Pic™:

Serefex’s specifically designed 4” X 6” magnetic photo paper allows the user to print out pictures and then stick to any magnetically receptive surface such as refrigerators, lockers and filing cabinets. With the enormous do-it-yourself digital photography marketplace ever expanding and home based printing growing; our magnetically backed paper is an available option for today’s consumer. The consumer simply substitutes this magnetic paper for normal inkjet paper and prints out their photos or other graphics. Fridge Pic™ currently is packaged with five 5 sheets.

Fridge Notes™:

Serefex’s magnetically backed dry eraser sheets allow the user to write on the surface and then wipe off with a cloth or towel later to make clean again. This process can be duplicated numerous times on the same piece of sheeting. The consumer simply uses an eraser pen to write out anything on the colored surface then, to change the message, simply wipe away with a dry cloth or towel and the sheet is clean. With the magnetic backing, our eraser sheets adhere to refrigerators, lockers, filing cabinets and any other magnetic attractive surface. The sheeting currently comes packaged with three (3) colors; yellow, red and white.

Locker Tape™:

Serefex’s Locker Tape is a patent pending adhesively backed self unwinding magnetic tape very similar to our Fridge Tape™. One substantial difference between Fridge Tape™ and Locker Tape™ is that Locker Tape™ has the ability to be colored and printed on in virtually endless combinations. Locker Tape’s™ current color print combination consists of a yellow colored background with small black smiley faces printed on the surface.

Heavy Duty Fridge Tape™:

Our adhesively backed industrial strength magnetic tape is an item which allows heavier items such as remotes, plaques and phone books to be attached to a refrigerator and other magnetic receptive surfaces such as filing cabinets, metal doors and lockers. Our tape has been engineered to be industrial strength, allowing the attachment of most heavier items without using messy adhesives or damaging tapes that leave residue. Simply measure, cut, peel away the tapes protective backing, affix to an item and then attach to your refrigerator or any other magnetically attractive surface

Chat-N-Mouse™:

Chat-N-Mouse™ is a patent pending optical mouse with a built in microphone, tracking wheel and zoom button functions. This sleek stylish internet telephony communication devise will allow the user to greatly reduce their phone bill using services such as Skype®, MSN Messenger®, Vonage® and many others. Internet telephony is the way of the future and there are currently over 250,000,000 global downloaded users of Skype® alone.

It must be noted that sales recently commenced in February of 2005 for the Fridge Tape™ suite of products listed above and while our distribution has exceeded over 100 separate retailers our revenues have been minimal to-date. Furthermore, there is no assurance that the Company’s products will continue to be accepted in the marketplace or that the Company will have sufficient funds to carry out a sales program.

Marketing

Serefex has been and will continue to aggressively market its products to the United States and global retailing marketplace. We are accomplishing this goal on numerous fronts utilizing our executive staff and commission based sales organizations. We have recently received vendor set ups and order requests from several of the nations top thirty (30) retailers including Walgreens, CVS, Do-It-Best, QVC, Ace Hardware, and a top ten grocery chain stores located in southwest Florida. Several national catalogs including Current Magazine and Stacks and Stacks also carry Fridge Tape™.

Going Concern Issues

As shown in the Company’s financial statements, the Company suffered recurring losses from operations to date. It experienced a loss of ($894,932) during 2005, had a net equity of $454,417 and a net working capital of $430,180 as of December 31, 2005. Although these measurables show improvement, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern will depend on many factors, including the continued success of its Fridge Tape™ and other products. Additionally, Serefex will continue to pursue office related products like the new launch of its Chat-N-Mouse™. Pending the successful implementation of one or both of the Company’s new business operational activities, of which there can be no assurance, management will need to raise additional equity capital in order to improve liquidity and sustain operations.

Competition

The Company faces significant competition for the sale of its magnetic adhesive products. Some of our competitors in the adhesive markets include 3M, Henkel, Tyco and private label brands that have substantial customer bases, greater financial and marketing resources, longer operating histories, greater name recognition and more established relationships than the Company. Management cannot be sure that the Company will have the resources or expertise to successfully compete with either the well established or any new entrepreneurial competitors. However, management plans to utilize intense marketing efforts, competitive pricing structures, and superior customer support services in order to compete in its business sectors. The Company can provide no assurance, however, that it will be successful in competing with existing or future business entities in its market sectors.

Government Regulation

No government approvals are required to conduct the Company’s principal operations, and we are not aware of any probable governmental regulation of our business sectors in the near future.

Employees

The Company has three (3) employees, a Chief Executive Officer, Chief Financial Officer and a Vice President of Operations who provide their services through employment agreements. The Company will retain additional employees, on an as needed basis, in connection with the start-up of its new business sectors. We do not currently anticipate experiencing any difficulty in recruiting and retaining employees.

Item 2. Description of Property

The Company currently leases approximately 1,600 square feet of executive style office space located at 4328 Corporate Square Boulevard, Suite C, Naples, Florida, 34104 and 900 square feet of off-site warehouse space. The Company leases such premise(s) on a one (1) year term and month-to-month basis, at approximately $2,252 per month.

Item 3. Legal Proceedings

Reference is made to the Company’s Reports on Form 10-QSB for the quarters ending March 31, June 30, and September 30 of 2004 and Form 10-KSB for the years ending December 31, 2003 and 2004 which describes the litigation and settlement agreement entered into by the Company with Thomas J. Conwell, Thomas J. Conwell REV TRUST Agreement Dated 9/5/95, Judith A. Conwell, Judith A. Conwell REV TRUST U/A DTD 9/5/95, Kent Conwell, Laketoju, LTD., and LSP Management LTD. On April 1, 2004, defendants alleged that the Company breached the settlement agreement by disclosing the terms of the agreement in its Annual Report on Form 10-KSB for the year ended December 31, 2003, and that as a result of such alleged breach, that defendants do not intend to perform their obligations under the settlement agreement. It is our position, based on the advice of our legal counsel, that the disclosure of the terms of the settlement agreement in our Form 10-KSB was required. Accordingly, management believes that the Company has not breached the terms of the settlement agreement, and all reasonable steps necessary will be taken to enforce the settlement agreement on behalf of the Company. On June 9, 2004, the Company filed an action in the Circuit Court of the Twentieth Judicial Circuit of Florida, in and for Collier County (Florida case # 04-2834CA) against the defendants for the breach of the settlement agreement. The defendants have denied liability to Serefex and counterclaimed for damages. The matter is pending.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Common Equity and Related and Stockholder.

Market For Common Stock

The Company’s Common Stock is quoted on the OTC Electronic Bulletin Board, a service maintained by The NASDAQ Stock Market, Inc., under the symbol “SFXC.OB”. Trading in the Company’s Common Stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range high and low bid information for the Company’s Common Stock for each quarter of the years ended December 31, 2004 and 2005.

CLOSING PRICE QUOTATIONS FOR EACH QUARTER OF LAST TWO FISCAL YEARS

	High	Low
2004
Quarter Ended March 31, 2004	$0.16	$0.04
Quarter Ended June 30, 2004	$0.11	$0.04
Quarter Ended September 30, 2004	$0.08	$0.02
Quarter Ended December 31, 2004	$0.08	$0.03

2005
Quarter Ended March 31, 2005	$0.12	$0.03
Quarter Ended June 30, 2005	$0.16	$0.08
Quarter Ended September 30, 2005	$0.12	$0.06
Quarter Ended December 31, 2005	$0.08	$0.05

As of January 20, 2006, there were approximately 449 stockholders of record of the Company’s Common Stock. Our registrar and transfer agent is Equity Transfer Services, Inc., located at 120 Adelaide Street West, Suite 420, Toronto, Ontario, Canada, M5H 4C3. Their telephone number is (416) 361-0930, and their facsimile number is (416) 361-0470.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2005, the Company issued securities as follows:

(a) In connection with a private placement of securities that was consummated on October 15, 2005, the Company issued 2,200,000 shares of the Company’s Common Stock to two (2) persons, at a purchase price of $0.05 per share.

(b) On October 15, 2005, the Company issued 12,750 shares at $.08 to a Corporation in consideration for that Corporations services to the Company for national marketing and public relations.

(c) On November 28, 2005, the Company issued 12,250 shares at $.08 to a Corporation in consideration for that Corporations services to the Company for national marketing and public relations.

(d) On December 9, 2005, the company issued 54,880 shares at $.06 to Todd Bartlett in consideration for performing his CFO duties as set forth by contract.

All of these securities were issued without registration under the Securities Act of 1933 based on the exemption afforded by Section 4(2) of that Act. The investors were accredited investors who understood that they could not resell such shares in the absence of registration or an exemption from registration. The Company has no obligation to the investors to register any of such shares for resale under the Securities Act of 1933.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Introduction and Plan of Operation

In the late spring of 2002 the officers of the Company formally resigned and the Company appeared to be heading into bankruptcy. The stockholders decided to bring in a Chief Executive Officer who would lead in the clean-up of debts and prepare the Company as a shell, for the purpose of either a reverse merger, acquisition or new business venture, in an attempt to regain some of the lost value to the stockholders. Since that time, the Company, which was formerly a high-tech software related company, utilizing faxing and notification solutions, is now becoming a reseller of specialty consumer products related to magnetic solutions, including premium glossy magnetically backed digital photo paper, adhesively backed magnetic stripping and tapes and computer electronics through the launch of its Chat-N-Mouse™ product. These products are related in that they all are part of the consumer retail, catalog, home improvement, design, hardware and maintenance industries.

Liquidity

To date Serefex Corporation is a going concern due to the support of certain investors associated with management and their belief in our business strategy. Capital raises through the sale of shares and exercise of warrants supported our existence. However, our current working capital has improved from ($62,647) at December 31, 2004 to a positive $430,180 at December 31, 2005 and stockholder’s equity from ($53,132) to $454,417 for the same periods. The primary reason for improvement in 2005 was due to the sales launch of Fridge Tape™, an increase in inventory and the sale of shares, which provided working capital to build relationships and contractual arrangements necessary to provide a viable business plan for the Company.

LIQUIDITY ANALYSIS
	December 31, 2005	December 31, 2004
Current Assets	$570,751	$ 202,823
Working Capital	430,180	(62,647)
Stockholder’s Equity	454,417	(53,132)
Total Debt	$140,571	$265,469

Since the new management took over in mid-year 2002, balance sheet improvements have been achieved through negotiated settlements, write off of debts due to invalid contracts or agreements, challenging the recording of undocumented debts, fundraising and sales of its Fridge Suite of products.

Financial Results of Operations, Condition of Company and Significant Factors

Serefex continues to pursue marketing relations for their products. Although revenue was up dramatically, losses increased by $179,718. However, finance expense associated with warrants was up $304,557. Such financing expense was necessary to raise money to fund expanding sales and product lines.
Overall results of operations were a net loss of $894,932 as compared to a loss in 2004 of $715,214. The increase in loss of $179,718 is attributed to the following categories:

Increase in Gross Profit                                                               $ 139,422
Increase in Financing Expense                                                     $(304,557)
Increase in G&A Less Financing Expense                                   $ (10,520)
Increase in Interest Expense and Decrease in Other Income         $  (4,063)
 $(179,718)

In 2004 there were more expenses incurred on research and development for Serefex’s new product lines. As a result, in 2005, trade show expenses were up substantially to brand market awareness for those new products. The majority of the other expenses were stable from year to year.

Item 7. Financial Statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders:
Serefex Corporation
4328 Corporate Square Boulevard
Suite C
Naples, Florida 34104

We have audited the accompanying balance sheet of Serefex Corporation (a Delaware corporation) as of December 31, 2005 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Serefex Corporation as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

February 24, 2006

/s/ Bongiovanni & Associates, P.A.
Bongiovanni & Associates, P.A.
Cornelius, North Carolina

SEREFEX CORPORATION
Balance Sheet
At December 31, 2005

ASSETS

CURRENT ASSETS
Cash	$204,694
Accounts Receivable	20,754
Inventory	257,452
Prepaid Expenses	87,850
TOTAL CURRENT ASSETS	570,750

FIXED ASSETS
Computer and Office Equipment	22,207
Furniture and Fixtures	2,194
Accumulated Depreciation	(8,172)
TOTAL FIXED ASSETS	16,229

OTHER ASSETS
Trademarks	6,333
Deposits	1,675
TOTAL OTHER ASSETS	8,008

TOTAL ASSETS	$594,987

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$98,694
Other	41,876
TOTAL CURRENT LIABILITIES	140,570

STOCKHOLDERS' DEFICIT
Common Stock (300,000,000 shares authorized, 147,518,985)
shares issued and outstanding, par value $.0001)	14,752
Additional Paid in Capital	15,634,444
Retained Deficit	(15,194,779)
TOTAL STOCKHOLDERS' EQUITY	454,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$594,987

See notes to audited financial statements and auditors' report

SEREFEX CORPORATION
Statements of Operations
For the Years Ended December 31, 2005 and 2004

	2005	2004

REVENUES:
Sales	$345,967	$4,969
Cost of Sales	(239,454)	(37,878)
GROSS PROFIT(LOSS)	106,513	(32,909)

OPERATING EXPENSES:
General and Administrative	$1,006,932	$691,855
TOTAL EXPENSES	1,006,932	691,855

OPERATING LOSS	(900,419)	(724,764)

OTHER INCOME (EXPENSE):
Other Income	10,800	11,005
Other Expense	(214)	0
Interest Expense	(5,099)	(1,455)
	5,487	9,550

NET LOSS	$(894,932)	$(715,214)

Basic and Fully Diluted Loss per Share	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	140,358,119	121,056,839

** Less than $.01

See notes to audited financial statements and auditors' report

SEREFEX CORPORATION
Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(894,932)	$(715,244)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	4,611	2,447
Common stock issued for services	89,200	298,947
Warrants issued for financing/services	465,123	160,566
(Increase) decrease in operating assets:
Accounts receivable	(19,737)	30
Inventory	(227,235)	34,399
Prepaid expenses and other assets	37,661	(117,595)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(135,613)	51,690
Other liabilities	40,714	-
NET CASH USED IN OPERATING ACTIVITIES	(640,208)	(284,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits paid	1,815	(1,139)
Purchases of trademarks	(6,333)	-
Purchases of fixed assets	(14,813)	(1,308)
NET CASH USED IN INVESTING ACTIVITIES	(19,331)	(2,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	30,000
Principal payments on notes payable	(30,000)	-
Proceeds from issuance of common stock	848,156	300,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	818,156	330,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	158,617	42,793

CASH AND CASH EQUIVALENTS:
Beginning of year	46,077	3,284
End of year	$204,694	$46,077

See notes to audited financial statements and auditors' report

SEREFEX CORPORATION
Statement of Stockholders' Deficit
For the Years Ended December 31, 2005 and 2004

			Additional
Par Value of $.0001	Common	Common	Paid in	Retained
	Stock	Shares	Capital	Deficit

Balances, December 31, 2003	$10,701	107,007,967	$13,476,504	$(13,584,633)

Issuance of common shares for services	388	3,879,779	298,558	-

Proceeds from issuance of common shares	1,423	14,233,333	298,577	-

Issuance of warrants for financings	-	-	160,566	-

Net loss for year	-	-	-	(715,214)

Balances, December 31, 2004	$12,512	125,121,079	$14,234,205	$(14,299,847)

Issuance of common shares for services	197	1,966,788	89,003	-

Proceeds from issuance of common shares	2,043	20,431,118	846,113	-

Issuance of warrants for financings	-	-	465,123	-

Net loss for year	-	-	-	(894,932)

Balances, December 31, 2005	$14,752	147,518,985	$15,634,444	$(15,194,779)

See notes to audited financial statements and auditors' report

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2005 and 2004

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

The Company operated as a licensed sales representative for an unrelated, foreign, manufacturer of specialty coatings. The Company’s sales were primarily to customers in the licensed territory of the State of Florida.

Currently, the Company distributes, sells and markets a magnetic tape under the trademark Fridge Tape™, along with other magnetic products. Additionally, Serefex has acquired the rights to market Chat-n-Mouse™, a computer mouse with a built in microphone.

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

Accounts Receivable - Accounts receivable represent amounts billed for goods sold that have not yet been collected. A provision for doubtful accounts has not been established as management considers all accounts to be collectable based upon a favorable history over a substantial period of time.

Inventory - Inventory consisting of Fridge Tape and other finished goods materials, is valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Customs Fees - Customs fees are allocated to inventory and then expensed as cost of goods sold.

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

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2005 and 2004

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between un-depreciated cost and proceeds from disposition is recorded as a gain or loss.

Trademarks - Trademarks are stated at cost and have indefinite useful lives. The Company assesses trademarks for impairment annually.

Fair Value of Financial Instruments - The carrying amounts of financial instruments including accounts receivable, inventory, prepaid expenses, deposits, accounts payable and accrued expenses approximated fair value because of the immediate short-term maturity of these instruments.

Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting and net operating loss carry forwards. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

Loss Per Share - The Company reports earnings (loss) per share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128. This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the loss per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share due to the anti-diluting effect of warrants on the net loss.

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

Shipping and Handling Costs - Shipping and handling costs are classified as part of costs of goods sold in the Statement of Operations. Total delivery costs were $5,084 and $732 for the years ended December 31, 2005 and 2004, respectively.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense totaled $61,502 and $55,046 for the years ended December 31, 2005 and 2004, respectively.

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2005 and 2004

Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation". SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SGAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the third quarter of the year ending September 30, 2006. Small business issuers need not comply with the new standard until fiscal periods beginning after December 15, 2005. We already disclose expense of employee stock options for annual and quarterly periods on fair value calculation according to SFAS No.123.

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

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2005 and 2004 is summarized as follows:

Cash paid during the periods for interest and income taxes:
                                                                                                 2005             2004
Income Taxes                                                                            $ --              $ --
Interest                                                                                     $ 533            $ --

NON-CASH FINANCING ACTIVITES:
                                                                                               2005               2004
Common stock issued for services rendered                           $  89,200         $ 298,946
Warrants issued for financing/services rendered                     $465,123         $ 160,566

NOTE C - INCOME TAXES

The Company has approximately $19,000,000 of net operating losses available that expire in various years through the year 2025.

Due to operating losses and the inability to recognize an income tax benefit there from, there is no provision for current federal or state income taxes for the years ended December 31, 2005 and 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2005 consists of net operating loss carry forwards calculated using federal and state effective tax rates. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,647,000 and $310,000 for years ended December 31, 2005 and 2004, respectively.

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2005 and 2004

At December 31, 2005, the approximate deferred tax assets were as follows:

Net operating loss carry forwards     $ 7,444,000
Less: valuation allowance        (7,444,000)
-
 Deferred tax asset                                           $ =======

NOTE D - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $894,932 and $715,214 during 2005 and 2004, respectively and has suffered recurring net losses since inception.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow. Additionally, the Company must continue to rely upon equity infusions from investors in order to improve liquidity and sustain operations. Management believes the combination of these actions maximizes the probability of the Company’s ability to remain in business.

Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE E - SEGMENT REPORTING

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. We determined that it did not have any separately reportable operating segments as of December 31, 2005.

NOTE F - EQUITY

During the years ended December 31, 2005 and 2004, 1,966,788 and 3,879,777 common shares were issued to officers, employees and consultants as compensation for services rendered to us and valued at the fair market value of the shares at the time of issuance as determined by a third party source. 1,860,538 and 945,000 of these common shares, were issued to our officers and employees during 2005 and 2004, respectively.

During the year ended December 31, 2005 and 2004, 20,431,118 and 14,233,333 common shares were issued to investors for cash of $848,156 and $300,000, respectively.

NOTE G - STOCK WARRANTS

During 2005, we issued stock warrants to various parties. The stock warrants allow the parties to purchase shares of our stock at various prices per share per each individual warrant agreement. The warrants allow the various parties to purchase one common share of our stock for each warrant. The warrants expire at various times through March 2006 per each individual warrant agreement. We did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. Forfeited warrants during 2005 totaled 6,255,308 shares due to expiration of the stock warrant date. During the year ended December 31, 2005, we recorded an expense of approximately $465,123, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 3.1% risk-free interest, 0% dividend yield, 55% volatility, and expected lives ranging from one to three years. The weighted average grant date fair value of warrants granted during 2005 was $ 465,123.

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2005 and 2004

During 2004, we issued stock warrants to various parties. The stock warrants allow the parties to purchase shares of our stock at various prices per share per each individual warrant agreement. The warrants allow the various parties to purchase one common share of our stock for each warrant. The warrants expire at various times through June 2007 per each individual warrant agreement. We did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the warrants. Forfeited warrants during 2004 totaled 400,000 shares due to expiration of the stock warrant date. During the year ended December 31, 2004, we recorded an expense of approximately $160,566, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 4.5% risk-free interest, 0% dividend yield, 55% volatility, and expected lives ranging from one to three years. The weighted average grant date fair value of warrants granted during 2004 was $ 159,197.

standing and exercisable on December 31, 2005 are as follows:

Stock warrants outstanding and exercisable on January 1, 2005 are as follows:

		Weighted Average	Weighted Average
Range of Exercise	Shares Under	Exercise Price	Remaining Life
Price per Share	Option	Per Share	In Years
Outstanding:
$.03 - $.10	13,278,212	$0.05	1.50
$.20- $3.50	1,336,001	$0.92	2.00
	14,614,213

Exercisable:
$.03 - $.10	13,278,212	$0.05	1.50
$.20 - $3.50	1,336,001	$0.92	2.00
	14,614,213

Stock warrants outstanding and exercisable on December 31, 2005 are as follows:

		Weighted Average	Weighted Average
Range of Exercise	Shares Under	Exercise Price	Remaining Life
Price per Share	Option	Per Share	In Years
Outstanding:
$.03 - $.10	13,544,453	$0.04	1.01
$.20- $1.00	1,200,001	$0.93	1.17
	14,744,454

Exercisable:
$.03 - $.10	13,544,453	$0.04	1.01
$.20 - $1.00	1,200,001	$0.93	1.17
	14,744,454

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2005 and 2004

The number and weighted average exercise prices of stock warrants during 2005 are as follows:

		Weighted Average Exercise
	Number of Warrants	Price Per Warrant

Granted	8,200,000	$0.05

Exercised	1,614,451	$0.07

Forfeited	6,255,308	$0.08

Expired	6,255,308	$0.08

The number and weighted average exercise prices of stock warrants during 2004 are as follows:

		Weighted Average Exercise
	Number of Warrants	Price Per Warrant

Granted	5,675,00	$0.05

Exercised	400,000	$0.05

Forfeited	1,675,000	$0.09

Expired	1,675,000	$0.09

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

In 2004, the Company took out a short-term note in the amount of $30,000, from the director, Doug Hannah. Notes payable and interest expense were $30,000 and $400, respectively, at December 31, 2004. The Company repaid the principal on this note and the interest expense in the amount of $30,000 and $533, respectively, in early 2005.

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

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2005 and 2004

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
July 1, 2005 to June 30, 2006: $250,000 minimum patent product purchased.
July 1, 2006 to June 30, 2007: $500,000 minimum patent product purchased.
July 1, 2007 to June 30, 2008: $750,000 minimum patent product purchased.
July 1, 2008 to June 30, 2009: $1,000,000 minimum patent product purchased.

Commencing after June 30, 2009, the Company has agreed that the minimum patent product purchased per year will be calculated on the basis of a 10% increase annually from the previous years minimum required number. No purchases were made under this obligation during the years ended December 31, 2005 and 2004.

The Company has entered into a “Sole Distributorship” contract for the United States with the patent holder of the microphone mouse trademarked Chat-N-Mouse™. The Company will be required to purchase 150,000 units of this product annually to retain this agreement beginning in December 2005. No purchases were made under this obligation during the year ended December 31, 2005.

NOTE J - COMMITMENTS

The Company leases its executive offices and warehouses in Naples, Florida under a cancelable operating lease that expires on October 30, 2006. The term of the lease is for an optional three years at $15,900 per annum.  The Company is currently in the second year of this lease.

In addition, the Company subleased a portion of the above mentioned space under a month-to-month 2004 operating sublease agreement with an unaffiliated party until April of 2005. This lease was for $747 per month. This income is included in “Other Income” in the accompanying statements of operations for 2005 and 2004. This sublease was terminated in April 2005.

Rent expense for 2005 and 2004 was $14,575 and $24,534, respectively.

NOTE K - PREPAID ADVERTISING EXPENSE

The Company entered into a Production and Media Placement Authorization Agreement with an unrelated entity in 2004. The total cost of production and media placement fees are $150,000, which was fully prepaid by payment of 1,250,000 of the Company’s common shares. $40,650 and $25,000 were expensed for services performed as of December 31, 2005 and 2004, respectively, resulting in balances in prepaid advertising expenses of $ 84,350 and $ 125,000 at December 31,2005 and 2004, respectively .

NOTE L - NOTES PAYABLE

On December 17, 2004, the Company borrowed $30,000 via a signed promissory note from a related party, Director Douglas Hannah. The promissory note was secured by 30,000,000 million shares of the Company’s common stock and all of its assets including inventory. The note carried interest of 16% per annum on the unpaid balance of principal. The note was fully repaid in March 2005.

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2005 and 2004

NOTE M - CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consists primarily of cash and trade accounts receivable. The Company has concentrated its credit risk for cash by maintaining deposits in Wachovia Bank which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (FDIC). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.
During the years ended December 31, 2005 and 2004, two customers accounted for 80% and one customer accounted for 10% of gross sales, respectively. Two customers accounted for 67% of the Company’s accounts receivable in the year ended December 31, 2005, and accounts receivable were insignificant in the year ended December 31, 2004. Fridge Tape™ sales accounted for 91% of gross sales in 2005 and magnetic paint accounted for 71% of gross sales in 2004.

The Company purchases the majority of its inventory from a single supplier. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a possible disruption of sales. During the years ended December 31, 2005 and 2004, one supplier accounted for 96% and 100% of purchases, respectively.

The Company does not require collateral to support financial instruments subject to credit risk.

NOTE N - SUBSEQUENT EVENTS

Subsequent to year end, the Company issued 160,000 shares of common stock for services.

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

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 8 B Other Information

None

PART III

Item 9. Directors, Executive Officers , Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

DIRECTORS AND OFFICERS

Name	Age	Position	Period In Office

Terrence P. Monahan	40	Director	June 2002 - Present

Brian S. Dunn	38	Director	April 2005 - Present
		Chief Executive Officer,	June 2002 - Present
		President, and Secretary

Todd A. Bartlett	40	Chief Financial Officer and	June 2002 - President
		Treasurer

Shawn M. Williams	35	Vice President	December 2005-Present

The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

Terrence P. Monahan is currently the President of Logistic Software North America, a Michigan-based, enterprise level, software publisher for distribution and manufacturing organizations. Mr. Monahan previously was the President, and remains as a principal stockholder and director of FCE Inc., a leading technology provider to mid-range financial institutions from 1995 to present. He also has served as the Vice President of DCM, a distributor of hardware and software products to the financial industry. In addition, he is a director of Miter, a Michigan company and a developer of software solutions for the manufacturing industry. Mr. Monahan has overseen sales and operations during his career. He possesses a Bachelor of Arts degree from Michigan State University.

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

Todd A. Bartlett is CEO and founder of Sierra Holdings, Ltd. (f/ka/ Bartlett Capital Partners, Ltd.), a CFO consulting service specializing in business and strategic planning services, SEC reporting, mergers and acquisitions, start-up organization, business and financial modeling, forecasting, and turnaround consulting. Mr. Bartlett also possesses an expertise in forensic and investigative accounting. Mr. Bartlett possesses a Bachelor of Arts degree in Economics from the University of Michigan and a Masters in Business Administration in Finance from the University of Detroit.

Shawn M. Williams became the Company’s Controller in February 2004 and was elected Vice President of the Company in December 2005. Before joining the Company, Mr. Williams was the Controller for SRI Marble & Granite, Inc. from February 2001 to February 2004 where his responsibilities included the generation of all financial statements, financial forecasts and budgets and the responsibility for account principals, practices and general ledger activities. From June 1999 through February 2001, he was the Controller for Hi-Lite Services, Inc., and before that, Mr. Williams served as Hi-Lite’s Operations Manager.

Advisors to the Board of Directors

The following is a summary of the business experience of, and other biographical information regarding persons who serve as advisors to the Board of Directors. Such members have no duties or responsibilities other than those delegated to them by the Board. At this time, none of the advisors to the Board receives any compensation for such service.

James Fligg has served as an advisor to the Board of Directors since March 4, 2005. Mr. Fligg is the retired Senior Executive Vice President for Strategic Planning and International Business Development of Amoco Corporation. A native of Australia, Mr. Fligg joined Amoco in 1968, holding a variety of positions throughout Australia, Europe and the United States, culminating with his significant role in adding value for the integration of Amoco into the new BP Amoco, p.l.c. His positions included V.P. International Operations for Amoco Oil and President of Amoco Chemical.

Don Gunther has served as an advisor to the Board of Directors since October 2002. Mr. Gunther is the retired Vice-Chairman of Bechtel Group, (www.bechtel.com). Bechtel is one of the world's largest engineering-construction firms with over 40,000 employees located throughout 40 countries. Mr. Gunther received a bachelor's degree in civil engineering, and recently an honorary doctorate, from the University of Missouri at Rolla. He is a member of the American Society of Civil Engineers, the Society of Mining Engineers, the American Society of Chemical Engineers, and Theta Tau, a professional engineering society. He is a past member of the Construction Industry Institute executive committee and the British-North American Committee as well as a former member of the executive board of the Engineering and Construction Contracting Division of the American Institute of Chemical Engineers.

Ben M. Jones, III has served as an advisor to the Board of Directors since February 2003. Mr. Jones is the Retired President of Mortgage Insurance Services Corporation., a provider of accident and health insurance products, with offices in 37 states. Mr. Jones retired in 1964, at the age of 34. Mr. Jones graduated from the University of North Carolina at Chapel Hill in 1950 with a Bachelor of Arts degree in Economics. Mr. Jones currently has numerous philanthropic causes to which he greatly contributes.

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

Audit Committee Financial Expert

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an “audit committee financial expert” serving on its audit committee. In connection with these new requirements, the Company’s Board of Directors examined the Commission’s definition of “audit committee financial expert” and concluded that the Company does not currently have a person that qualifies as such an expert. The Company has been virtually a shell company for the past two (2) years, and only recently began generating modest revenues in the second half of 2005.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2005. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s Common Stock, with the exception of Mr. Bartlett. Mr. Bartlett filed seven late Form 4 reports relating to eight transactions. Such reports covered the sale of 400,000 shares of the company’s common stock. Six of such transactions occurred in the month of December 2005.

Item 10. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid to the Company’s Chief Executive Officer, Mr. Brian Dunn, since fiscal 2003. Mr. Dunn was the only executive officer whose annual compensation for services rendered to the Company exceeded $100,000 during 2005.

SUMMARY COMPENSATION TABLE
	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Other	Restricted Stock Award	Securities Underlying Options (#)
Brian S. Dunn (1)	2005	$105,300	$6,500	$ 0	0
	2004	$105,300	$6,500	$ 0	0
	2003	$ 78,000	$6,600	$170,000	3,250,000
____________

Employment Contracts

Brian S. Dunn. There was an employment agreement in place for the year 2005 between the Company and Brian S. Dunn, its Chief Executive Officer and President pursuant to which he received an annual base salary of $105,300. A similar agreement has been entered into for 2006.

Todd A. Bartlett. During the last fiscal year, the Company entered into an independent contractor agreement with Todd A. Bartlett, pursuant to which he received an aggregate of 152,204 shares of restricted stock, as compensation for his services to the Company as its Chief Financial Officer and Treasurer for the year ended December 31, 2005. The same independent contractor agreement has been re-entered into by the Company and Mr. Bartlett for the 2006 fiscal year.

Shawn M. Williams. During the 2004 fiscal year, the Company entered into an employment agreement with Mr. Williams for a base salary of $80,000. This agreement automatically renewed for the 2005 fiscal year. There is an employment agreement in place between the Company and Shawn M. Williams its Vice President of Operations and Controller for the year 2006 which calls for Mr. Williams to receive an annual base salary of $80,000 and 100,000 restricted shares of common stock.

Stock Option Awards

There were no options granted to the Company’s Chief Executive Officer during 2005.

Aggregated Option Exercises and Fiscal Year End Option Values

There were no options exercised by the Company’s Chief Executive Officer during 2005.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information regarding the Company’s equity compensation plans and other equity compensation arrangements as of December 31, 2005.

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

The following is a description of the equity compensation authorized and issued without prior stockholder approval to Company employees and non-employees in exchange for consideration in the form of goods or services during the fiscal year ended December 31, 2005.

Todd A. Bartlett. Pursuant to the compensation arrangements between the Company and Mr. Bartlett during 2005, the Company awarded Mr. Bartlett 152,204 restricted shares of Common Stock. The shares were issued for services rendered and valued at $9,450.

The Company’s 2000 Director Stock Option Plan (the “Director Plan”) provides for the granting of an option to purchase 20,000 shares of Common Stock to each outside director on the date of each annual meeting of the stockholders of the Company. However, as of June 2002, the Board of Directors voted to suspend this provision indefinitely. Other than such Director Plan, the Company does not have a standard compensation plan pursuant to which its directors are compensated for their services as a director, committee participation, or special assignments. On December 30, 2004, the Company issued to Messrs. Terrence Monahan and Douglas Hannah 250,000 shares of restricted common stock each for agreeing to serve as directors of the Company for the year ended December 31, 2005.  Based on a closing price of $0.05 per share on the date of grant, the fair market value of the stock awarded to each director was $12,500.  Mr.Hannah resigned as a director on May 27, 2004 and the Company has requested the return of 132,192 shares

Beneficial Ownership of Company’s Common Stock

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of January 20, 2006 (i) each person known to the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. As of January 20, 2006, there were 147,518,985 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percentage of Class (4)

Don Gunther 9766 Bentgrass Bend Naples, FL 34108	20,503,171	13.9%
Ben M. Jones III 5947 Bermuda Lane Naples, FL 34112	27,467,180	18.6%
Robert C. Marconi (5) 3021 Cullerton Street Franklin Park, IL 60131	9,103,966	6.2%
Brian S. Dunn (6)	15,480,699	10.49%
Todd A. Bartlett (7)	1,197,204	0.8%
Shawn M. Williams (9)	2,114,934	1.4%
Terrence P. Monahan (8)	2,920,000	2.0%
Officers and directors as a group (4 persons)	21,312,837	14.45%
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

(4) Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of January 20, 2006 plus, (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights.

(5) Includes 400,000 shares underlying warrants that Mr. Marconi has the right to acquire within sixty (60) days.

(6) Includes 5,200,000 shares underlying warrants that Mr. Dunn has the right to acquire within sixty (60) days.

(7) Includes 250,000 shares underlying warrants that Mr. Bartlett has the right to acquire within sixty (60) days.

(8) Includes 2,000,000 shares Shop Floor Systems, Inc., of which Mr. Monahan shares beneficial ownership.

(9)  Includes 400,000 shares underlying warrants that Mr. Williams has the right to acquire within sixty (60) days.

Item 12. Certain Relationships and Related Transactions

               NONE

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits. The exhibit list required by Item 13 of Form 10-KSB is provided in the “Index to Exhibits” located herein, immediately following Item 15.

(b)	Reports on Form 8-K Filed in Last Quarter of Fiscal Year 2005. NONE

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bongiovanni & Associates, our current independent auditor, (“Bongiovanni”) for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and 2005, and all fees billed for other services rendered by Bongiovanni during those periods.

Year Ended December 31,	2005	2004

Audit Fees (1)	$19,930(2)	$17,750(3)
Audit-Related Fees (4)	--	--
Tax Fees (5)	2,025	1,500
All Other Fees (6)	--	--
Total Accounting Fees and Services	$21,955	$19,250
___________

(1)
Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown for Bongiovanni in 2005 relate to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004, and (ii) the review of the financial statements included in the Company’s filings on Form 10-QSB for the first, second and third quarters of 2005.

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

Pre-Approval Policy For Audit and Non-Audit Services

The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by Bongiovanni & Associates during 2005 were pre-approved by the Board of Directors of the Company.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Articles and Plan and Agreement of Merger between SpectraFax Corp. and Serefex Corporation ****
3.1	Certificate of Incorporation of Serefex Corporation ***
3.2	Bylaws of Serefex Corporation ***
4.1	See Exhibits 3.1 and 3.2 for the provisions of the Articles of Incorporation and Bylaws of the Company that define the rights of holders of the Company’s Common Stock
4.2	Specimen of Common Stock Certificate ****
10.4	2000 Director Stock Option Plan **
10.7	Description of Compensatory Arrangement Between the Company and Brian S. Dunn **
10.8	Employment Agreement of Shawn M. Williams, dated January 24, 2004 **
14.1	Proposed Code of Ethics **
16.1	Letter on Change in Certifying Accountant ††
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Todd A. Bartlett, Chief Financial Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Brian S. Dunn, CEO and President *
32.1	Section 1350 Certifications of Todd A. Bartlett, Chief Financial Officer *
32.2	Section 1350 Certifications of Brian S. Dunn, Chief Executive Officers and President *
99.1	Cautionary Statements for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995 *
__________

*	Filed herewith.
**	Filed as an Exhibit to the Company’s Form 10-KSB, as filed with the Commission on March 26, 2004
***	Contained in the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on February 20, 2002.
****	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, as filed with the Commission on April 15, 2003.
†	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Commission on February 3, 2004.
††	Filed as Exhibit 16(b) to the Company’s Current Report on Form 8-K, as filed with the Commission on November 8, 2002.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2006

SEREFEX CORPORATION

By:	/s/ Brian S. Dunn
Brian S. Dunn Chief Executive Officer

By:	/s/ Todd A. Bartlett
Todd A. Bartlett Chief Financial Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian S. Dunn	Director	March 24, 2006
Brian S. Dunn
/s/ Terrence P. Monahan	Director	March 24, 2006
Terrence P. Monahan