Form 10QSB
period 2006-03-31
SEREFEX CORP
filed 2006-05-05
CIK 773937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of the close of business on April 25, 2006, 150,938,985 shares of the Company's common stock, par value $.0001 per share, were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

SEREFEX CORPORATION
Balance Sheet
At March 31, 2006

ASSETS

CURRENT ASSETS
Cash	$230,320
Accounts Receivable	74,969
Inventory	198,024
Prepaid Expenses	116,006
TOTAL CURRENT ASSETS	619,320

FIXED ASSETS
Computer and Office Equipment	23,585
Furniture and Fixtures	2,194
Accumulated Depreciation	(9,693)
TOTAL FIXED ASSETS	16,086

OTHER ASSETS
Trademarks	9,308
Deposits	1,675
TOTAL OTHER ASSETS	10,983

TOTAL ASSETS	$646,388

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$92,210
Other	53,866
TOTAL CURRENT LIABILITIES	146,076

STOCKHOLDERS' EQUITY
Common Stock (300,000,000 shares authorized, 147,518,985)
shares issued and $150,378,985 shares outstanding, par value $.0001)	15,038
Additional Paid in Capital	15,780,158
Retained Earnings	(15,294,884)
TOTAL STOCKHOLDERS' EQUITY	500,312

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$646,388

See condensed notes to financial statements.

SEREFEX CORPORATION
Statements of Operations
For the Quarters Ended March 31, 2006 and 2005

	2006	2005

REVENUES:
Sales	$95,389	$18,689
Cost of Sales	(59,853)	(36,670)
GROSS PROFIT(LOSS)	35,536	(17,981)

OPERATING EXPENSES:
General and Administrative	138,415	606,808
TOTAL EXPENSES	138,415	606,808

OPERATING LOSS	(102,878)	(624,789)

OTHER INCOME (EXPENSE):
Other Income	3,368	6,412
Other Expense	(247)	(134)
Interest Expense	(346)	(364)
Net Other Income	2,774	5,913

NET LOSS	$(100,104)	$(618,876)

Basic and Fully Diluted Loss per Share	"*"	"*"

Weighted Average Shares Outstanding	147,787,874	128,448,487

Note: "* = Less than $0.01"

See condensed notes to financial statements.

SEREFEX CORPORATION
Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,104)	$(618,876)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,521	666
Common stock issued for services	3,000	-
Warrants issued for financing	-	480,813
(Increase) decrease in operating assets:
Accounts receivable	(54,215)	(17,765)
Inventory	59,428	1,538
Prepaid expenses	(28,157)	(140,564)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	5,505	(44,063)
NET CASH USED IN OPERATING ACTIVITIES	(113,022)	(338,251)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits returned	-	(2,000)
Purchases of fixed assets	(1,378)	-
Trademarks	(2,975)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,353)	(2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	-	(30,000)
Warrants exercised for financing	-	30,000
Cash collected from issuance of common shares	143,000	481,250
NET CASH PROVIDED BY INVESTING ACTIVITIES	143,000	481,250

NET INCREASE IN CASH AND
CASH EQUIVALENTS	25,625	140,999

CASH AND CASH EQUIVALENTS:
Beginning of year	204,694	46,077
End of Quarter	230,320	187,076

See condensed notes to financial statements.

SEREFEX CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three months ended March 31, 2006 and 2005. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2005, as filed on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2005 Annual Report on Form 10-KSB. Our results for the three months ended March 31, 2006 may not be indicative of our results for the twelve months ended December 31, 2005.

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

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. The net loss from our new operations was ($100,104) for March 31, 2006 in comparison to ($618,876) as of March 31, 2005. The Company had a net equity of $500,312 and a net working capital of $473,244 as of March 31, 2006 in comparison to a net equity of $320,054 and a net working capital of $313,206 for the same period 2005.

Although our current assets of $619,320 for the period ended March 31, 2006 exceed our current liabilities of $146,076 for such period, this is the result of our equity financing activities and is not based on revenues generated from operations. Accordingly, there is still substantial doubt as to Company's ability to continue as a going concern. However, the Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern will depend on many factors, including the ability of the Company to successfully sell its line of magnetically backed ancillary items; Fridge Tape®, Fridge Notes™, Fridge Pics™ and its Chat-N-Mouse™ computer telephony accessory to the US and global retailing marketplace. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of one or both of the Company's new business operational activities, of which there can be no assurance, management plans to raise new equity capital in order to improve liquidity and sustain operations.

NOTE 3 COMMON STOCK

The following is a summary of the stock issued during the three months ended March 31, 2006:

(a) 2,700,000 shares issued for exercises of Warrants at $0.05 per share or $135,000;

(b) 100,000 shares to Shawn Williams per his employment Agreement at $0.08 per share or $8,000;

(c) 60,000 shares issued for media marketing services rendered at $0.05 per share, or $3,000;

End of Notes to Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The information presented under Item 2 of this Quarterly Report is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience, if applicable, and on various other assumptions that are believed by management to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the fiscal quarter ended March 31, 2006, the Company does not presently have any "critical accounting policies."

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

On June 1, 2001, the Company entered into an agreement with DataCom, LLC, an Illinois limited liability company (“DataCom”), pursuant to which DataCom agreed to lease substantially all of the Company’s operating assets and manage all of the operations of the Company, for a payment of approximately $300,000. Subsequently, on December 4, 2001, the Company and DataCom entered into an asset purchase agreement, pursuant to which the Company sold the leased assets to DataCom, for a purchase price of $80,000. All of the proceeds from the sale of the assets to DataCom were used to repay indebtedness owed by the Company. The transaction with DataCom constituted the sale of substantially all of the Company’s assets. The Company remained a shell throughout the fiscal year 2002 without revenue.

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

Presently, the Company is in the start-up phase of its business development, focusing primarily on the market for its Fridge Tape® and specialty magnetic ancillary product lines including, paper, heavy duty tapes as well as its computer telecommunications mouse, Chat-N-Mouse™ as set forth below.

RESULTS OF OPERATIONS

Net Income. The Company had net loss of ($100,104) for the three months ended March 31, 2006 compared ($618,876) for the same period 2005.. The majority of the loss for the first quarter 2005 can be attributed to financing expenses of $480,813 from the issuance of warrants in connection with the private sale of securities. The loss for the operations of the business was ($138,063) after netting out the financing expenses quarter ending March 31, 2005. This financing expense was incurred to support further ordering of prepaid inventory and continued operations. The major factor in the reduction in operating loss less financing expenses is an increase in sales of $76,700 and an increase in gross profit of $53,517.

Expenses. Losses for the first quarter 2006 decreased $518,772 compared to the same period for 2005. The breakdown of year over year Income and Expenses are as follows:

Income
Increase in Revenue	$76,700

Increase in COGS	23,183

Increase in Gross Profit	$53,517

Expenses Inc/(Decr)
Professional Fees	21,798
Marketing Exp	9,514
Other Income & Exp	5,012
Rent	3,357
Other Gen Admin	(1,716)
Travel	(5,535)
Total Employee Comp.	(16,872)
Financing	(480,813)

Decrease in Exp	$(465,255)

Total Yr over Yr Incr net Income	$518,772

The Company experienced a significant increase in Professional Fees for the first quarter of 2006. Of this $21,798, $9,520 was used to launch a media branding campaign, $6,898 was an increase in accounting and auditing fees and the remaining was due to an increase in legal fees for the quarter ending March 31, 2006

2005 expenses included financing fees for warrants that impacted the financial statement greater than $480.000 and additional contractual employee incentives. After adjusting for these two items, 2006 operating expenses had a slight increase of $32,557. The majority was due to an increase in Professional fees for $21,798 and Marketing expenses for an increase of $9,514.

The remaining expenses had minimal changes for year over year. The change in the financial performance for 2006 is mostly due to the increased sales of the Companies products.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company's working capital was $473,244 up from $313,206 for the same period 2005. The Company's working capital for the period is primarily attributable to proceeds from the sale of shares of the Company's common stock to accredited investors during the quarter. Our accumulated deficit was approximately $15,294,884 as of the end of the first quarter 2006, and substantially all of the Company's liabilities are past due. A snap shot of the Company's liquidity is provided in the table below:

Cash	$230,320	$187,076
Working Capital	473,244	313,206
Current Assets	619,320	500,613
Current Liabilities	144,076	187,407
Net Income	(100,104)	(618,876)
Shareholder's Equity	500,312	320,054

Although sales grew and gross profit contributed to the Company’s success, the Company continues to be dependent to operate from the sale of restricted common stock. The improvements to the liquidity measures are a result of this funding. Continued growth in sales is required for the Company to become cash flow positive.

GOING CONCERN RISK

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. The net loss from our new operations was ($100,104) for March 31, 2006 in comparison to ($618,876) as of March 31, 2005. The Company had a net equity of $500,312 and a net working capital of $473,244 up from $313,206 for the same period last year. Although our current assets of $619,320 for the period ended March 31, 2006 exceed our current liabilities of $146,076 for such period, this is the result of our equity financing activities and is not based on revenues generated from operations. Accordingly, there is still substantial doubt as to Company's ability to continue as a going concern. However, the Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern will depend on many factors, but primarily, it is dependent upon the Company's ability to successfully distribute its new line of magnetically backed trademarked tapes and ancillary items, along with its revolutionary new internet telephony device, Chat-N-Mouse™ to National retailing chains and other distribution channels located throughout both the United States and the world. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of the Company’s new computer electronic accessories business, and the growth of its specialty tape business, of which there can be no assurance, our management intends to continue to raise new equity capital in sustain operations as a going concern.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the Company's Reports on Form 10-KSB for the years ended December 31, 2003, 2004 and 2005 which describes litigation between the Company, as plaintiff, and Thomas J. Conwell, Thomas J. Conwell Rev. Trust, Judith A. Conwell, Judith A. Conwell Rev. Trust u/a dtd 9/5/95, Kent Conwell, Laketoju, Ltd. and LSP Management Ltd., as defendants.  On March 31, 2006 the Company entered into a settlement agreement with the defendants, a copy of which is filed as an exhibit hereto and incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of all of the shares of the Company's common stock, par value $.0001 per share, which were privately placed with accredited investors and without registration under Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), during the three months ended March 31, 2006. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the issuance of such securities.

(a) 2,700,000 shares were issued in March at $ 0.05 per share, or $ 135,000, to eight investors for the exercise of their warrants,

(b) 100,000 shares were issued in March 2006 at $0.08 per share or $8,000, to our Vice President of Operations in connection with the terms of his employment agreement.

(c) 60,000 shares were issued in March at $0.05 per share or $3,000 to one company for media relations services per the terms of the agreement..

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description

10.4	2000 Director Stock Option Plan**
10.7	Description of Compensatory Arrangement Between the Company and Brian S. Dunn***
10.8	Employment Agreement of Shawn M. Williams, dated January 24, 2004***
10.9	Settlement agreement between the company and defendants*

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Todd A. Bartlett, Chief Financial Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Brian S. Dunn, CEO and President *
32.1	Section 1350 Certifications of Todd A. Bartlett, Chief Financial Officer *
32.2	Section 1350 Certifications of Brian S. Dunn, Chief Executive Officer and President *

*Filed herewith.
** Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as filed with the Commission on April 15, 2003.
*** Filed as an Exhibit to the Company’s Form 10-KSB, as filed with the Commission on March 26, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEREFEX CORPORATION

Date: May 05, 2006	By:	/s/ Brian S. Dunn
Brian S. Dunn Chief Executive Officer

Date: May 05, 2006	By:	/s/ Todd A. Bartlett
Todd A. Bartlett Chief Financial Officer