Form 10QSB
period 2006-06-30
SEREFEX CORP
filed 2006-07-26
CIK 773937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

As of the close of business on July 14, 2006, 153,091,763 shares of the Company's common stock, par value $.0001 per share, were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

SEREFEX CORPORATION
Balance Sheet
For the Six Months Ended June 30, 2006

ASSETS

CURRENT ASSETS
Cash	$157,400
Accounts Receivable	96,468
Inventory	184,996
Prepaid Expenses	66,997
TOTAL CURRENT ASSETS	505,861

FIXED ASSETS
Computer and Office Equipment	23,585
Furniture and Fixtures	2,194
Accumulated Depreciation	(11,045)
TOTAL FIXED ASSETS	14,734

OTHER ASSETS
Trademarks & Patents	15,620
Deposits	1,675
Total Other Assets	17,295

TOTAL ASSETS	$537,890

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	151,202
TOTAL CURRENT LIABILITIES	151,202

STOCKHOLDERS' EQUITY
Common Stock (300,000,000 shares authorized, 153,091,763	15,309
shares issued and outstanding, par value $.0001)
Additional Paid in Capital	16,063,817
Retained Deficit	(15,692,439)
TOTAL STOCKHOLDERS' EQUITY	386,687

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$537,890

See condensed notes to financial statements

SEREFEX CORPORATION
Statements of Operations
For the Three and Six Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
REVENUES:
Sales	$82,597	$99,909	$177,986	$118,597
Cost of sales	(49,764)	(58,624)	(109,617)	(95,241)

GROSS PROFIT(LOSS)	32,832	41,285	68,369	23,356

OPERATING EXPENSES:
General and Administrative	198,158	115,673	336,572	241,542
Financing Fees	250,000	0	250,000	480,813
TOTAL EXPENSES	448,158	115,673	586,572	722,355

OPERATING LOSS	(415,326)	(74,388)	(518,203)	(698,999)

OTHER INCOME (EXPENSE):
Other Income	18,154	1,874	21,522	8,393
Other Expense	(385)	(3,736)	(978)	(4,526)

NET LOSS	$(397,556)	$(76,250)	$(497,659)	$(695,132)

Basic and Fully Diluted Loss per Share	*	*	*	(0.01)

Weighted Average Shares Outstanding	151,079,721	141,998,296	149,554,237	135,223,391

* = less than $.01

See condensed notes to financial statements

SEREFEX CORPORATION
Statement of Cash Flows
For the Three Months Ended June 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(497,659)	$(695,132)
Adjustments to reconcile net loss to net	0	0
cash used in operating activities:	0	0
Depreciation	2,873	1,852
Common stock issued for services	269,930	0
Warrants issued for financing	0	480,813
(Increase) decrease in operating assets:	0	0
Accounts receivable	(75,714)	(88,345)
Inventory	72,456	(226,349)
Prepaid expenses and other assets	20,853	(11,558)
Increase (decrease) in operating liabilities:	0	0
Accounts payable and accrued expenses	10,632	(49,920)
NET CASH USED IN OPERATING ACTIVITIES	(196,628)	(588,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits returned	0	1,815
Purchases of trademarks	(9,287)	0
Purchases of fixed assets	(1,378)	(12,272)
NET CASH USED IN INVESTING ACTIVITIES	(10,665)	(10,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	0	(30,000)
Warrants exercised for financing	0	128,170
Cash collected from issuance of common shares	160,000	481,250
NET CASH PROVIDED BY INVESTING ACTIVITIES	160,000	579,420

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(47,293)	(19,676)

CASH AND CASH EQUIVALENTS:
Beginning of year	204,694	46,077
Balance as of the End of the Period (June 30, 2006)	$157,400	$26,401

See condensed notes to financial statements

SEREFEX CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the three months ended June 30, 2006 and 2005. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2005, as filed on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2005 Annual Report on Form 10-KSB. Our results for the three months ended June 30, 2006 may not be indicative of our results for the twelve months ended December 31, 2005.

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

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, for the six months ending June 30, 2006 the Company has incurred significant recurring net losses from operations since its inception. The net loss from our new operations was ($497,659) for June 30, 2006 in comparison to ($695,132) as of June 30, 2005. The Company had a net equity of $386,687 and a net working capital of $354,659 as of June 30, 2006 in comparison to a net equity of $341,968 and a net working capital of $323,849 for the same period 2005.

Although our current assets of $505,861 for the period ended June 30, 2006 exceed our current liabilities of $151,202 for such period, this is the result of our equity financing activities in the first quarter and marginal revenues generated from operations. Accordingly, there is still substantial doubt as to Company's ability to continue as a going concern. However, the Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern will depend on many factors, including the ability of the Company to successfully sell its line of magnetically backed ancillary items; Fridge Tape®, Fridge Notes®, Fridge Pics® and its Chat-N-Mouse™ computer telephony accessory to the US and global retailing marketplace. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of one or both of the Company's new business operational activities, of which there can be no assurance, management plans to raise new equity capital in order to improve liquidity and sustain operations.

NOTE 3 COMMON STOCK

The following is a summary of the stock issued during the three months ended June 30, 2006:

(a) 2,666,667 Shares issued to Cornell Capital for financing at $.09 or $240,000;

(b) 111,111 Shares issued to New Bridge Securities for financing at $.09 or $10,000;

(c) 500,000 shares issued for Capital Raise to One investor at $0.05 per share or $25,000;

(d) 75,000 shares issued for advertising at $0.08 per share or $6,000;

(e) 60,000 shares issued for media marketing services rendered at $0.05 per share, or $3,000;

(f) (700,000) Shares returned to Treasury from legal Settlement.

End of Notes to Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The information presented under Item 2 of this Quarterly Report is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience, if applicable, and on various other assumptions that are believed by management to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the fiscal quarter ended June 30, 2006, the Company does not presently have any "critical accounting policies."

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

Presently, the Company is in the start-up phase of its business development, focusing primarily on the market for its Fridge Tape® and specialty magnetic ancillary product lines including, Fridge Pics®, Fridge Notes®, Heavy Duty Fridge Tape® as well as its computer telecommunications mouse, Chat-N-Mouse™ as set forth below.

RESULTS OF OPERATIONS

Net Income. The Company had net loss of ($497,659) for the six months ended June 30, 2006 compared ($695,132) for the same period 2005. A significant portion of the loss can be attributed to financing expenses of $250,000 from the new financing arrangements with Cornell Capital LP in connection with the private sale of securities. General and Administrative expenses increased $95,030 for the first six months of 2006 in comparison to the first six months of 2005. The majority of this increase was $49,512 in advertising including the expense of the Company’s new TV advertising campaign and an Investment Banking fee associated with the Cornell Capital agreement of $ 20,000. Commission’s payable accounts for $16,087. The remaining balance in attributed to the normal fluctuation of day to day business activities. The loss for the operations of the business was ($247,659) after netting out the financing expenses in 2006. In 2005, the Company incurred financing fees of $480,813 over the same period. Loss from operations of the business netting out the financing expenses in 2005 was ($214,319)

Revenues for the first six months of 2006 rose to $177,986 compared to $118,389 for the same period 2005, and increase of greater than 50%. Gross profit rose $45,013 up almost 200% over the first six months of 2005, and Gross profit percent increased from 19.7% in 2005 to 38.4% in 2006.

Of the administrative expenses totaling $336,572, approximately 34% are spent on marketing ($113,586), and an additional 34% are spent on employee compensation ($113,820). Almost 20% percent of the administrative expenses are spent on professional fees ($66,406). More than 12% of the costs are made of travel, building and utilities and miscellaneous expenses ($42,750).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company's working capital was $354,659 up from $323,849 for the same period 2005. The Company's working capital for the year is primarily attributable to proceeds from the sale of shares of the Company's common stock to accredited investors. Our accumulated deficit was approximately $15,692,439 as of the end of the first six months of 2006, and substantially all of the Company's liabilities are past due. A snap shot of the Company's liquidity is provided in the table below:

	2006	2005

Cash	$157,400	$26,401
Working Capital	354,659	323,849
Current Assets	505,861	509,399
Current Liabilities	151,202	185,550
Net Income	(497,659)	(695,132)
Shareholder's Equity	386,687	341,968

Although sales grew and gross profit contributed to the Company’s success, the Company continues to be dependent to operate from the sale of restricted common stock. The improvements to the liquidity measures are a result of this funding. Continued growth in sales is required for the Company to become cash flow positive.

GOING CONCERN RISK

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. The net loss from our new operations was ($497,659) for June 30, 2006 in comparison to ($695,132) as of June 30, 2005. The Company had a net equity of $386,687 and a net working capital of $354,659 as of June 30, 2006 in comparison to a net equity of $341,968 and a net working capital of $323,849 for the same period 2005.

The ability of the Company to continue as a going concern will depend on many factors, but primarily, it is dependent upon the Company's ability to successfully distribute its new line of magnetically backed trademark registered tapes and ancillary items, along with its revolutionary new internet telephony device, Chat-N-Mouse™ to National retailing chains and other distribution channels located throughout both the United States and the world. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of the Company’s new computer electronic accessories business, and the growth of its specialty tape business, of which there can be no assurance, our management intends to continue to raise new equity capital in sustain operations as a going concern.

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

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of all of the shares of the Company's common stock, par value $.0001 per share, which were privately placed with accredited investors and without registration under Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), during the three months ended June 30, 2006. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the issuance of such securities.

(a) 2,666,667 Shares issued to Cornell Capital for financing at $.09 or $240,000;

(b) 111,111 Shares issued to New Bridge Securities for financing at $.09 or $10,000;

(c) 500,000 shares issued for Capital Raise to One investor at $0.05 per share or $25,000;

(d) 75,000 shares issued for advertising at $0.08 per share or $6,000;

(e) 60,000 shares issued for media marketing services rendered at $0.05 per share, or $3,000;

(f) (700,000) Shares returned to Treasury from legal Settlement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Description

10.4	2000 Director Stock Option Plan**
10.7	Description of Compensatory Arrangement Between the Company and Brian S.Dunn***
10.8	Employment Agreement of Shawn M. Williams, dated January 24, 2004***
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Todd A. Bartlett, Chief Financial Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Brian S. Dunn, CEO and President *
32.1	Section 1350 Certifications of Todd A. Bartlett, Chief Financial Officer *
32.2	Section 1350 Certifications of Brian S.Dunn, Chief Executive Officer and President *

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

SEREFEX CORPORATION

Date: July 25, 2006	By:	/s/ Brian S. Dunn
Brian S. Dunn Chief Executive Officer

Date: July 25, 2006	By:	/s/ Todd A. Bartlett
Todd A. Bartlett Chief Financial Officer