Form 10KSB/A
period 2005-12-31
SEREFEX CORP
filed 2006-11-01
CIK 773937

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

    Serefex Corporation is filing this amendment to its annual report on Form 10K-SB for the year ended December 31, 2005 to revise the disclosure under Item 8 Controls and Procedures.

Item 8A. Controls and Procedures.

Disclosure Control and Procedures

    The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. The Company’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining and disclosure controls and procedures for the Company. The controls and procedures established by the Company are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

    As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

    Although, as a small business issuer, the Company is not required at this time to comply with the requirements of Rule 308(a) and (b) of Regulation S-B (Internal Control over Financial Reporting), the Certifying Officers conducted an evaluation of the Company’s internal controls over financial reporting for the year ended December 31, 2005. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company established its own framework for evaluation, which was not based on a suitable recognized control framework established by a body or group that has followed due process procedures, including the broad distribution of the framework for public comment, as required by Rule 13a-15 of the Exchange Act. Therefore, the evaluation performed by the Company may differ from that performed in accordance with Item 308(a) and (b). In addition, for the year ended December 31, 2005, management did not prepare a written report on the Company’s internal control over financial reporting and the Company’s auditors did not perform an audit of the effectiveness of the Company’s internal control over financial reporting. The Company’s framework includes, among other things, the CFO performing, and he does so quarterly, a one hundred percent (100%) evaluation of the following: (i) contracts, (ii) all balance sheet accounts, (iii) payroll, (iv) stock issues, (v) journal entries, (vi) expense reports, (vii) inventory purchases, (viii) sales, (ix) check reconciliations and (x) bank balances. In addition, a sample evaluation is performed on all payables (approximately 15% - 25%). Other tests are also performed by the CFO. Management considers its framework as sufficient for the size of the Company, both in revenue and number of employees.

    The Certifying Officers have also concluded, based on their evaluation of the Company’s controls and procedures that as of December 31, 2005, the Company’s internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

    The Certifying Officers have also concluded that there was no change in the Company’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

2

Item 8B. Other.

None

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits.

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

3

SIGNATURES

    In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2006

SEREFEX CORPORATION
By:	/s/ Brian S. Dunn
Brian S. Dunn, Chief Executive Officer

By:	/s/ Todd A. Bartlett
Todd A. Bartlett, Chief Financial Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian S. Dunn	Director	November 1, 2006
Brian S. Dunn
/s/ Terrence P. Monahan	Director	November 1, 2006
Terrence P. Monahan

4