Form 10QSB
period 2006-09-30
SEREFEX CORP
filed 2006-11-13
CIK 773937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2006

[  ]    Transition report under Section 13 or 15(d) of the Exchange Act  For the transition period from _________ to _________

Commission file number: 0-24362

SEREFEX CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of I.R.S. Employer)	59-2412164 (Incorporation or Organization Identification No.)

4328 CORPORATE SQUARE BLVD., SUITE C
NAPLES, FLORIDA 34104
(Address of Principal Executive Offices)

(239) 262-1610
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [  ]

As of the close of business on November 8, 2006, 153,091,763 shares of the Company's common stock, par value $.0001 per share, were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

SEREFEX CORPORATION Balance Sheet September 30, 2006

Inventory	145,615
Prepaid Expenses	47,364
TOTAL CURRENT ASSETS	397,100

FIXED ASSETS
Computer and Office Equipment	$23,585
Furniture and Fixtures	2,194
Accumulated Depreciation	(12,482)
TOTAL FIXED ASSETS	13,297

OTHER ASSETS
Trademarks & Patents	$15,681
Deposits	1,675
17,356

TOTAL ASSETS	$427,752

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$145,556
TOTAL CURRENT LIABILITIES	145,556

STOCKHOLDERS' EQUITY
Common Stock (300,000,000 shares authorized, 145,239,105
shares issued and outstanding, par value $.0001)	$15,309
Additional Paid in Capital	16,063,817
Retained Deficit	(15,796,930)
TOTAL STOCKHOLDERS' EQUITY	282,196

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$427,752

See condensed notes to financial statements.

SEREFEX CORPORATION
Statements of Operations
For the Three and Nine Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006		2005		2006		2005

REVENUES:
Sales		$113,168		$196,113		$291,154	$314,710
Cost of Sales		(85,551)		(124,067)		(195,168)	(219,308)
GROSS PROFIT(LOSS)		27,616		72,046		95,985	95,402

OPERATING EXPENSES:
General and Administrative		132,358		110,849		471,180	352,416
TOTAL EXPENSES		132,358		110,849		471,180	352,416

OPERATING LOSS		(104,741)		(38,803)		(375,195)	(257,014)

OTHER INCOME (EXPENSE):
Other Income		3,191		1,464		24,713	9,857
Other Expense		(196)		(568)		(776)	(568)
Interest Expense		(365)				(893)	(4,526)
Financing Expense						(250,000)	(480,813)
TOTAL OTHER INCOME (EXPENSE)		2,629		896		(226,956)	(476,050)

NET LOSS		$(102,112)		$(37,907)		$(602,151)	$(733,064)

Basic and Fully Diluted
Loss per Share	$	(** )	$	(** )	$	(** )	$(0.01)

Weighted Average Shares
Outstanding		153,091,763		144,093,042		150,889,218	138,179,942

** Less than $.01

See condensed notes to financial statements.

SEREFEX CORPORATION
Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(602,151)	(733,064)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	4,310	3,037
Common stock issued for services	269,930	9,850
Warrants issued for services	0	480,813
(Increase) decrease in operating assets:
Accounts receivable	(54,576)	(57,384)
Inventory	112,837	(105,069)
Prepaid expenses	39,486	(90,448)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	4,986	(83,850)
NET CASH USED IN OPERATING ACTIVITIES	(225,178)	(576,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits returned	0	1,815
Purchases of fixed assets	(1,378)
Trademarks and Patents	(9,348)	(12,272)
NET CASH USED IN INVESTING ACTIVITIES	(10,726)	(10,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	0	(30,000)
Warrants exercised for financing	0	156,157
Cash collected from issuance of common shares	160,000	656,249
NET CASH PROVIDED BY INVESTING ACTIVITIES	160,000	782,406

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(75,904)	195,834

CASH AND CASH EQUIVALENTS:
Beginning of period	204,694	46,077
End of period	128,790	241,911

See condensed notes to financial statements.

SEREFEX CORPORATION
Notes to Financial Statements
September 30, 2006

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the three months ended September 30, 2006 and 2005. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2005, as filed on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2005 Annual Report on Form 10-KSB. Our results for the nine months ended September 30, 2006 may not be indicative of our results for the twelve months ended December 31, 2005.

NOTE 2. GOING CONCERN

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

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, for the nine months ending September 30, 2006 the Company has incurred significant recurring net losses from operations since its inception. The net loss from operations was ($602,151) for September 30, 2006 in comparison to ($733,064) as of September 30, 2005. The Company had a net equity of $282,196 and a net working capital of $251,544 as of September 30, 2006 in comparison to a net equity of $516,873 and a net working capital of $499,939 for the same period 2005.

The ability of the Company to continue as a going concern will depend on many factors, including the ability of the Company to successfully sell its line of magnetically backed ancillary items; Fridge Tape®, Fridge Notes®, Fridge Pics® and its Chat-N-Mouse™ computer telephony accessory to the US and global retailing marketplace. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow and seek out merger and acquisition opportunities. Pending the successful implementation of one or both of the Company's new business operational activities, of which there can be no assurance, management plans to raise new equity capital in order to improve liquidity and sustain operations.

NOTE 3. COMMON STOCK

None

End of Notes to Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The information presented under Item 2 of this Quarterly Report is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience, if applicable, and on various other assumptions that are believed by management to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the fiscal quarter ended September 30, 2006, the Company does not presently have any "critical accounting policies."

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

On March 12, 2002, at a special meeting of the stockholders of the Company, the holders of a majority of the Company’s outstanding shares of Common Stock voted to approve, among other things, (i) the reincorporation of the Company under the laws of the State of Delaware under the name Serefex Corporation (the “Reincorporation”), and (ii) the merger of Tricomp, Inc., an Illinois corporation, (“Tricomp”) with and into the reincorporated Company. Subsequent to the Stockholder Meeting, on June 7, 2002, after the consummation of the reincorporation, the Board of Directors of the Company concluded that it was not in the best interests of the Company to merge with Tricomp, and voted to terminate the transaction.

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

Presently, the Company is in the start-up phase of its business development, focusing primarily on the market for its Fridge Tape® and specialty magnetic ancillary product lines including; Fridge Pics™, Fridge Notes™, Heavy Duty Fridge Tape as well as its computer telecommunications mouse, Chat-N-Mouse™ as set forth below.

RESULTS OF OPERATIONS

The Company had net loss of ($602,151) for the nine months ended September 30, 2006 compared to a net loss of ($733,064) for the same period 2005. General and Administrative expenses increased $118,764 for the first nine months of 2006 in comparison to the first nine months of 2005. The majority of this increase was $107,963 in advertising expenses which included the Company’s new TV advertising campaign. There was slight increase to professional fees and building expense, while decreases in employee compensation and travel. The remaining balance is attributed to the normal fluctuation of day to day business activities.

Revenues for the first nine months of 2006 dropped to $291,154 compared to $314,710 for the same period 2005. Gross profit was virtually the same due to a decrease in product cost.

Of the administrative expenses totaling $471,180, approximately 35% was spent on employee compensation ($165,501), down by approximately $15,000 from the same period 2005. An additional 30% was spent on marketing ($139,604), up by approximately $108,000 from the same period in 2005. Approximately 20% percent of the administrative expenses were spent on professional fees ($94,241), which is up by approximately $24,000 from the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company's working capital was $251,544 down from $499,939 for the same period 2005. The Company's working capital for the year 2005 was primarily attributable to proceeds from the sale of shares of the Company's common stock to accredited investors; whereas in 2006 many of these resources were used for the promotion of the company. Substantially all of the Company's liabilities are past due. A snap shot of the Company's liquidity is provided in the table below:

	2006	2005
Cash	128,790	241,911
Working Capital	251,544	499,939
Current Assets	397,100	651,558
Current Liabilities	145,556	151,619
Net Income	(602,151)	(733,064)
Shareholder's Equity	282,196	516,873

Although sales grew and gross profit contributed to the Company’s success. The Company is working to be independent from operating off of the sale of restricted common stock. Historically improvements to the liquidity measures were a result of funding. In 2006, the company focuses on increased sales and self funding. Continued growth in sales is required for the Company to become cash flow positive.

GOING CONCERN RISK

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. The net loss from our new operations was ($602,151) for the nine months ended September 30, 2006 in comparison to a net loss of ($733,064) for the same period of 2005. The Company had net equity of $282,196 and net working capital of $251,544 at September 30, 2006 in comparison to net equity of $516,873 and net working capital of $499,939 at September 30, 2005.

The ability of the Company to continue as a going concern will depend on many factors, but primarily, it is dependent upon the Company's ability to successfully distribute its new line of magnetically backed trademark registered tapes and ancillary items, along with its revolutionary new internet telephony device, Chat-N-Mouse™ to National retailing chains and other distribution channels located throughout both the United States. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of the Company’s new computer electronic accessories business, and the growth of its specialty tape business, of which there can be no assurance, our management intends to continue to raise new equity capital in sustain operations as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

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

SEREFEX CORPORATION

Date: November 13, 2006	By:	/s/ Brian S. Dunn
Brian S. Dunn Chief Executive Officer

Date: November 13, 2006	By:	/s/ Todd A. Bartlett
Todd A. Bartlett Chief Financial Officer