Form 10QSB/A
period 2006-09-30
SEREFEX CORP
filed 2006-12-05
CIK 773937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [  ]

As of the close of business on November 14, 2006, 153,091,763 shares of the Company's common stock, par value $.0001 per share, were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

SEREFEX CORPORATION
Balance Sheet
At September 30, 2006

ASSETS

CURRENT ASSETS
Cash	$128,790
Accounts Receivable	75,330
Inventory	145,615
Prepaid Expenses	47,364
TOTAL CURRENT ASSETS	397,100

FIXED ASSETS
Computer and Office Equipment	$23,585
Furniture and Fixtures	2,194
Accumulated Depreciation	(12,482)
TOTAL FIXED ASSETS	13,297

OTHER ASSETS
Trademarks & Patents	$15,681
Deposits	1,675
17,356

TOTAL ASSETS	$427,752

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$145,556
TOTAL CURRENT LIABILITIES	145,556

STOCKHOLDERS' EQUITY
Common Stock (300,000,000 shares authorized, 145,239,105
shares issued and outstanding, par value $.0001)	$15,309
Additional Paid in Capital	16,063,817
Retained Deficit	(15,796,930)
TOTAL STOCKHOLDERS' EQUITY	282,196

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$427,752

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

Although sales grew and gross profit contributed to the Company’s success. The Company is working to be independent from operate from the sale of restricted common stock. Historically improvements to the liquidity measures were a result of funding. In 2006, the company focuses on increased sales and self funding. Continued growth in sales is required for the Company to become cash flow positive.

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

SEREFEX CORPORATION

Date: December 4, 2006	By:	/s/ Brian S. Dunn
Brian S. Dunn Chief Executive Officer

Date: December 4, 2006	By:	/s/ Todd A. Bartlett
Todd A. Bartlett Chief Financial Officer