Form 10KSB
period 2006-12-31
SEREFEX CORP
filed 2007-02-26
CIK 773937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2006
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to _________

Commission file number 0-24362

SEREFEX CORPORATION
(Name of Small Business Issuer in Its Charter)

DELAWARE	59-2412164
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4328 Corporate Square Boulevard, Suite C, Naples, Florida 34104
(Address of Principal Executive Office)(Zip Code)

(239) 262-1610
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year were $357,853

The aggregate market value of the issuer’s Common Stock held by non-affiliates (86,607,598 shares) was approximately $2,598,228, based on the average closing bid and ask price for the Common Stock on January 22, 2007.

As of January 22, 2007, there were outstanding 160,101,840 shares of the issuer’s Common Stock, par value $.0001.

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

PART I

Item 1. Description of Business

History

    The Company was originally organized under the laws of the State of Florida on September 20, 1983. From its inception through 2000, the Company was engaged in the research, development and sale of fax systems to major corporations. Sales were discontinued in 2000, and in 2001 the Company sold substantially all of its assets. We remained a shell throughout the fiscal year 2002 without operations or revenue. In March of 2002, the Company changed its domicile from Florida to Delaware and in June of that same year, the former directors and officers of the Company resigned and the current board of directors and management took office.

Description of Business

    In June of 2002, we began the evolution from a direct marketer of fax systems to a domestic importer and supplier of consumer products. Today, Serefex is a start-up, multi-channel supplier of specialty consumer products, generating $345,967 in revenues in 2005 and $357,853 in 2006. Our proprietary line of magnetic merchandise, offered under our Fridge Tape®, Locker Tape™, Fridge Notes™, and Fridge Pics™ brands, reflects today’s consumer demand for specialty items for the home, office and school. In addition, the Company is seeking new products, from both domestic and international sources, to expand our magnetic merchandise line, and to create new product lines. In this regard, we recently entered into a license agreement with an unaffiliated third party to distribute an optical computer mouse with an Internet telephony application, which we have recently begun to market under the Chat-N-Mouse™ brand.

We intend to build the necessary infrastructure, both management and sales, in the coming months and years, to support the planned growth of our evolving business. In addition, we intend to expand our operations by seeking acquisitions.

Products

    The following is a general description of the products currently being offered by the Company:

Fridge Tape®

    Fridge Tape® is a thin, adhesively backed, magnetic tape, consisting of a magnetic base with an adhesive coating on one side. Fridge Tape® is used to attach photos, children’s artwork or any other lightweight item to a refrigerator or any other metal surface that magnets attract to; such as filing cabinets and metal doors. Fridge Tape® has been designed for everyday uses, replacing where one would otherwise attach items using scotch tape or other adhesives. Fridge Tape® eliminates the messy residue associated with other products, and does not damage photos. Fridge Tape® is affixed to the desired item, which can then be affixed to a refrigerator or any other magnetically receptive surface.

Heavy Duty Fridge Tape®

Heavy Duty Fridge Tape® has been engineered to industrial strength to allow most heavier items, such as TV and stereo remote controls, plaques and calendars, to be attached to a refrigerator or other magnetically receptive surface; such as filing cabinets, metal doors and metal shelving, without the use of messy adhesives or damaging tapes that leave a residue.

Locker Tape™

Locker Tape™ is a patent pending adhesively backed self unwinding magnetic tape very similar to our Fridge Tape®. The substantial difference between Fridge Tape® and Locker Tape™ is that Locker Tape™ has a coating on the non-adhesive side giving the Company the ability to color and printed on the tape in virtually endless combinations of mass produced or customized designs.

Fridge Pic™

Fridge Pic™ is the Company’s specifically designed 4” X 6” photo-quality paper, for printing photographs directly onto the magnetically backed photo paper. Fridge Pic® allows the consumer to stick photos on any magnetically receptive surface, such as refrigerators, lockers and filing cabinets, without the aid of an adhesive. The consumer simply substitutes Fridge Pic™ magnetic photo paper for printing photographs and other graphics. The Company believes that this magnetically backed photo paper is an innovative option for today’s demanding consumer, particularly the sizable and growing do-it-yourself digital photography marketplace and home based printing sector.

Fridge Notes™

Fridge Notes™ are our magnetically backed dry-erase sheets, which allow the consumer to write on the surface with an eraser pen. Fridge Notes™ can be easily wiped off with a cloth or towel and used again. This process can be duplicated numerous times on the same piece of magnetic sheeting. The sheeting currently comes in yellow, red, and white.

Chat-N-Mouse™

Chat-N-Mouse™ is a patent pending optical mouse with a built in microphone, tracking wheel, and zoom button functions. This sleek stylish Internet telephony communication devise permits a consumer to utilize the services of Skype®, MSN Messenger®, Vonage® and other Internet telephony providers and thereby potentially reduce the consumer’s telephone bill significantly. With over 250,000,000 current users of Skype®, management believes there is a viable market for the Chat-N-Mouse™.

It must be noted that sales commenced in February of 2005 for the Fridge Tape® suite of products listed above and while our distribution has exceeded over 100 separate retailers, our revenues have been minimal to-date. Furthermore, there is no assurance that the Company’s products will continue to be accepted in the marketplace or that the Company will have sufficient funds to carry out a sales program.

Distribution

Wholesale

As a result of the marketing efforts of management and commission based independent sales reps, we have become an authorized vendor for a broad and expanding base of over one hundred (100) independent and national chain retail stores, national distributors, mass merchandisers, and catalog resellers, who distribute or retail our magnetic products to the consumer, including Walgreens, Bed, Bath & Beyond, Do-It-Best, Ace Hardware and CVS Pharmacies among others. In addition, we have also become authorized vendors for QVC Television, and a top ten regional grocery chain store located in central and southwest Florida.

Catalog and Internet

We believe catalog sales may become a significant distribution channel for us. During fiscal 2005, we partnered with three (3) national catalog merchandisers, Miles Kimball, Current and Stacks and Stacks, for the sale of our Fridge Tape®. These catalogs offer similar merchandise, however, to our knowledge, they have limited customer overlap. The collective circulation of our catalog partners exceeds sixty (60) million mailings on an annual basis. To a lesser extent, our products are also sold through some of our customer websites providing another convenient direct source shopping alternative for consumers. We do not, however, regularly send customized e-mails to a database of email addresses.

Marketing

Serefex has been and will continue to aggressively market its products in the United States. We are accomplishing this goal on numerous fronts utilizing our executive staff and commission-based sales organizations.

One of the principal planned vehicles for driving consumer awareness of our Fridge Tape® and related brands will be the airing of national television commercials. These commercials are designed to drive sales to all of our distribution channels, while promoting a heightened awareness of our brands. We recently launched a national TV commercial campaign.

Management is also considering the placement of full and partial-page advertisements in high-circulation national magazines, such as Good Housekeeping and Seventeen, as an avenue for driving sales and creating brand awareness. We have no immediate plans for a national magazine advertising campaign, but will continue to consider this alternative.

Competition

We face significant competition as a domestic importer of specialty products in general, and specifically for the sale of our suite of magnetic adhesive products. Some of our competitors in the adhesive markets include 3M, Henkel, Tyco and private label brands that have substantial customer bases, greater financial and marketing resources, longer operating histories, greater name recognition and more established relationships than the Company. Our Chat-N-Mouse™ telephony computer mouse competes with a number of products in the market, which permit Internet telephony access and are manufactured and sold by companies having greater name recognition and financial resources than Serefex.

We currently compete in the specialty magnetic tape market on the basis of the quality and ease of use of our products. Unlike competing magnetic tape products currently on the market, Fridge Tape® and Locker Tape™ tend to be significantly thinner than similar precuts. In addition, Fridge Tape® and Locker Tape™, unlike competing products, are conveniently housed in a pull and cut dispenser assembly, which improves application quality and ease of use by allowing the consumer to dispense and cut the desired length of tape, as needed. In addition, the Company’s magnetic tape can be colored or have custom printing. Further, the Company’s goal to strengthen the recognition of its Fridge Tape® and Locker Tape™ brands, through national commercial advertising campaigns, should give the Company a competitive advantage over other manufacturer’s and suppliers of magnetic tape to U.S. consumers.

Management cannot be sure that the Company will have the resources or expertise to successfully compete with either the well established or any new entrepreneurial competitors. However, management plans to utilize intense marketing efforts, competitive pricing structures, and customer support services in order to compete in its business sectors. The Company can provide no assurance, however, that it will be successful in competing with existing or future business entities in its market sectors.

Employees

The Company has two (2) full-time employees, a Chief Executive Officer, and a Vice President of Operations, and one (1) part-time employee, a Chief Financial Officer, who provide their services to the Company through employment or consulting agreements. The Company will retain additional management, sales force and other employees, on an as needed basis. We do not currently anticipate experiencing any difficulty in recruiting and retaining employees.

Going Concern Issues

As shown in the Company’s financial statements, the Company suffered recurring losses from operations to date. It experienced a loss of ($546,120) for 2006 and a net equity of $492,403 and a net working capital of $284,167 at December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern will depend on many factors, including the continued success of its Fridge Tape® and other products. Additionally, Serefex will continue to pursue office related products like the new launch of its Chat-N-Mouse™. Pending the successful implementation of one or both of the Company’s new business operational activities, of which there can be no assurance, there will be a continuing need to raise additional equity capital in order to improve liquidity and sustain operations.

Item 2. Description of Property

The Company currently leases approximately 1,600 square feet of executive style office space located at 4328 Corporate Square Boulevard, Suite C, Naples, Florida, 34104, and nine hundred (900) square feet of off-site warehouse space. The Company leases such premises on a one (1) year term, and on a month-to-month basis, respectively, at an aggregate of approximately $2,311 per month.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Common Equity and Related and Stockholder

Market for Common Stock

The Company’s Common Stock is quoted on the OTC Electronic Bulletin Board, a service maintained by The NASDAQ Stock Market, Inc., under the symbol “SFXC.OB”. Trading in the Company’s Common Stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range high and low bid information for the Company’s Common Stock for each quarter of the years ended December 31, 2005 and 2006.

	High	Low
2005
Quarter Ended March 31, 2005	$0.12	$0.03
Quarter Ended June 30, 2005	$0.10	$0.08
Quarter Ended September 30, 2005	$0.12	$0.06
Quarter Ended December 31, 2005	$0.08	$0.05

2006
Quarter Ended March 31, 2006	$0.10	$0.05
Quarter Ended June 30, 2006	$0.10	$0.05
Quarter Ended September 30, 2006	$0.06	$0.03
Quarter Ended December 31, 2006	$0.05	$0.03

On January 22, 2007, the closing price of our Common Stock was $.03 per share.

As of January 22, 2007, there were approximately 450 stockholders of record of the Company’s Common Stock. Our registrar and transfer agent is Equity Transfer Services, Inc., located at 200 University Avenue, Suite 400, Toronto, Ontario, Canada, M5H 4H1. Their telephone number is (416) 361-0930, and their facsimile number is (416) 361-0470.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2006, the Company issued securities as follows:

(a) On November 8, 2006 the Company issued 500,000 shares of the Company’s Common Stock to Messrs Terry Monahan and Brian Dunn for their services as Directors to the Company, at a purchase price of $0.04 per share or $10,000.

(b) On November 8, 2006, the Company issued 113,868 shares of the Companies Common Stock to its Chief Financial Officer for services rendered per his contract at a purchase price of $0.04 per share or $4,247.

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

Repurchase of Shares

In July of 2006, the Company entered into a settlement agreement pertaining to its litigation with former management and various related parties, whereby the Company received from the defendants, $25,000 cash, and approximately 3,051,183 million shares of its Common Stock. As of December 31, 2006, 1,433,666 shares have been returned to the Company and the balance less shares issued for legal fees is in the process of being transferred.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Introduction and Plan of Operation

Serefex is a supplier of magnetic tape products to chain retailers, including industry-leading drugstores stores and hardware and home improvement stores, top regional grocery chains, and mass merchandisers, as well as Internet, and catalog merchandise resellers. We commenced the sale of our current principal product line in February of 2005, which consists of a suite of five (5) magnetic products offered under the Company’s brands: Fridge Tape®, Heavy Duty Fridge Tape™, Locker Tape™, Fridge Notes™, and Fridge Pic™. The flagship product in our suite of magnetic products is the Company’s Fridge Tape®, which saw revenues of $323,150 in 2005 and $346,617 in 2006. In addition to our principal product line, we have added in the last quarter of 2005 a new product consisting of an optical computer mouse (patent pending) with a built in microphone for Internet telephony, which the Company is marketing under our brand Chat-N-Mouse™. To date, sales of Chat-N-Mouse™ have been nominal. Presently, we import all of our products from Taiwan and China; however, we are continually seeking new merchandise, from both domestic and international sources, to advance the Company’s merchandise offerings with new product lines and/or expansions to our existing product lines.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

We continue to pursue marketing relations for our products. Until these relationships are established, and revenues increase, we are forced to rely upon the private sale of securities to generate funds to carry on our operations. Sales commenced in late 2004 and were nominal for the year. Sales increased to $345,967 in 2005 and $357,853 in 2006. Losses decreased from $894,933 in 2005 to $546,120 in 2006. Such decrease was due primarily to a decrease in finance expenses from $465,123 in 2005 to $116,310 in 2006, each resulting from the private financings.

Liquidity

Capital raises through the sale of shares and exercise of warrants support our existence. The Company’s working capital has declined from $430,180 at December 31, 2005 to $284,167 at December 31, 2006, however, stockholder’s equity improved from $454,417 to $492,403 for the same periods. The primary reason for the improvement in 2006 was due to the reduction of debt, financing fees, and the sale of shares, which provided working capital to build relationships and contractual arrangements necessary to provide a viable business plan for the Company.

Liquidity Analysis
	December 31, 2006	December 31, 2005
Current Assets	$327,725	$570,751
Working Capital	284,167	430,180
Stockholder’s Equity	492,402	454,417
Total Debt	43,559	140,571

Standby Equity Distribution Agreement

    On June 14, 2006, we entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital, a private equity fund, providing for the sale and issuance to Cornell of up to $5,000,000 of our Common Stock over a period of up to twenty-four (24) months after the signing of the agreement. The SEDA establishes what is sometimes termed an equity line of credit facility. Under the SEDA, we may sell to Cornell up to $300,000 in shares of our Common Stock once every five (5) trading days at a price of ninety-five percent (95%) of the volume weighted average price of our Common Stock on the principal market where the Common Stock is traded for the five (5) consecutive trading days following our notice to Cornell of our intention to sell shares. As a result of this variable price feature, the number of shares issuable pursuant to that agreement will increase if the market price of our stock decreases.

    We filed a registration statement with the Securities and Exchange Commission covering 26,722,222 shares (approximately $1,000,000 of the $5,000,000). To date, we have sold to Cornell 3,981,095 shares, at an average price of $.033 per share, for $130,000. The market price for our shares as of January 22, 2007 was $.03 per share. We intend to sell additional shares to Cornell pursuant to the Agreement as needed. In the future, we may be required to raise additional funds under the SEDA, particularly if we exhaust the funds advanced as a result of the registration and are unable to generate positive cash flow as a result of our operations. Any additional equity financing may involve substantial dilution to our stockholders.

    We believe that the proceeds to be received from the SEDA, together with the cash on hand will be sufficient to fund and expand our business over the next eighteen (18) months. To fully carry out our business plan, we will need to raise additional capital through the SEDA which will cause us to register additional shares with the SEC. If for some reason we are not able to draw down the entire $5,000,000, we may have to obtain additional operating capital through the private placement of common stock pursuant to Regulation D of the Securities Act of 1933, as amended. There is no assurance that we will obtain the additional working capital, if needed, through the private placement. In addition, such financing may not be available on terms acceptable to us.

Item 7.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Serefex Corporation

We have audited the accompanying balance sheet of Serefex Corporation (a Delaware corporation). as of December 31, 2006 and related statements of operations, stockholders’ deficit, and cash flows for the year ending December 31, 2006 and 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Serefex Corporation (a Delaware corporation). as of December 31, 2006 and the results of its operations and its cash flows for years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates CPA’s LLC
LAKE & ASSOCIATES CPA’S LLC
BOCA RATON, FLORIDA
JANUARY 30, 2007

SEREFEX CORPORATION
Balance Sheet
At December 31, 2006

ASSETS	2006
CURRENT ASSETS
Cash	162,684
Accounts Receivable	41,807
Inventory	103,894
Prepaid Expenses	19,340
TOTAL CURRENT ASSETS	327,725

FIXED ASSETS
Computer and Office Equipment	23,585
Furniture and Fixtures	2,194
Accumulated Depreciation	(13,382)
TOTAL FIXED ASSETS	12,397

OTHER ASSETS
Deferred Financing Fee	177,083
Trademarks & Patents	17,081
Deposits	1,675
TOTAL OTHER ASSETS	195,839
TOTAL ASSETS	535,961

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	43,559
Other	-
TOTAL CURRENT LIABILITIES	43,559

STOCKHOLDERS' DEFICIT
Common Stock (300,000,000 shares authorized, 156,953,060)
shares issued and outstanding, par value $.0001)	15,695
Additional Paid in Capital	16,217,606
Retained Deficit	(15,740,899)
TOTAL STOCKHOLDERS' EQUITY	492,402

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	535,961

See Accompanying Notes to Financial Statements

SEREFEX CORPORATION
Statements of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005

REVENUES:
Sales	357,853	345,967
Cost of Sales	245,684	239,454
GROSS PROFIT(LOSS)	112,169	106,513

OPERATING EXPENSES:
General and Administrative	728,902	1,006,932
TOTAL EXPENSES	728,902	1,006,932
OPERATING LOSS	(616,733)	(900,419)

OTHER INCOME (EXPENSE):
Other Income	154,185	10,800
Other Expense	(82,248)	(214)
Interest Expense	(1,325)	(5,099)
Total Other Income (Expense)	70,612	5,487

NET LOSS	(546,120)	(894,933)

Basic and Fully Diluted Loss per Share	**	(0.01)

Weighted Average Shares Outstanding	151,713,262	140,358,119

** Less than $.01

See Accompanying Notes to Financial Statements

SEREFEX CORPORATION
Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(546,120)	(894,932)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	5,210	4,611
Common stock issued for services	44,106	89,200
Common stock issued for financing fees	250,000
Warrants issued for financing/services		465,123
(Increase) decrease in operating assets:
Accounts receivable	(21,052)	(19,737)
Inventory	153,558	(227,235)
Prepaid expenses and other assets	68,510	37,661
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(97,013)	(135,613)
Other liabilities	-	40,714
NET CASH USED IN OPERATING ACTIVITIES	(142,801)	(640,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits paid		1,815
Purchases of trademarks	(10,748)	(6,333)
Purchases of fixed assets	(1,378)	(14,813)
NET CASH USED IN INVESTING ACTIVITIES	(12,126)	(19,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred Financing Fees	(177,083)	-
Principal payments on notes payable		(30,000)
Proceeds from issuance of common stock	290,000	848,156
NET CASH PROVIDED BY INVESTING ACTIVITIES	112,917	818,156

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,010)	158,617

CASH AND CASH EQUIVALENTS:
Beginning of year	204,694	46,077
End of year	162,684	204,694

See Accompanying Notes to Financial Statements

SEREFEX CORPORATION
Statement of Stockholders' Deficit
For the Years Ended December 31, 2006 and 2005

			Additional
Par Value of $.0001	Common	Common	Paid in	Retained
	Stock	Shares	Capital	Deficit

Balances, December 31, 2004	$12,512	125,121,079	$14,234,205	$(14,299,847)

Issuance of common shares for services	197	1,966,788	89,003	-

Proceeds from issuance of common shares	2,043	20,431,118	846,113	-

Issuance of warrants for financings	-	-	465,123	-

Net loss for year	-	-	-	(894,932)

Balances, December 31, 2005	$14,752	147,518,985	$15,634,444	$(15,194,779)

Issuance of common shares for services	90	908,868	44,015	-

Issuance of common shares for financing	278	2,777,778	249,722

Proceeds from issuance of common shares	718	7,181,095	289,282	-

Shares returned due to Settlement	(143)	(1,433,666)	143	-

Net loss for year	-	-	-	(546,120)

Balances, December 31, 2006	$15,695	156,953,060	$16,217,606	$(15,740,899)

See Accompanying Notes to Financial Statements

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background - Serefex Corporation was organized under the laws of the State of Delaware on March 6, 2002. On April 25, 2002, the Company entered into a Plan and Agreement of Merger with Spectrafax Corp. (a Florida corporation), the terminating corporation, and commenced operations under the name of Serefex Corporation as of that date simultaneously with the merger. On April 25, 2002, the terminating corporation exchanged its issued common shares with the Company whereby each said common share which was issued and outstanding immediately prior to the effective time of the merger remained issued and outstanding afterwards. The transaction was accounted for as a merger of entities under common control in accordance with Appendix D of Statement of Financial Accountings Standards Statement No. 141 wherein the stockholders of the Company retained the same outstanding common stock of the terminating corporation after the merger. Accordingly, the transaction was accounted for at historical cost similar to accounting for pooling-of-interests. The merger’s objective was for Spectrafax to be domiciled in a different state and change its name. Serefex had no prior operating history prior to the merger.

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

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2006 and 2005

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

Patents - Patents will be amortized over the useful life of the patents once granted.

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

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2006 and 2005

Revenue Recognition - Revenue is recognized when the products are shipped. All revenue transactions are reviewed for credit worthiness prior to commencement of the revenue process.

Shipping and Handling Costs - Shipping and handling costs are classified as part of costs of goods sold in the Statement of Operations. Total delivery costs were $7,171 and $5,084 for the years ended December 31, 2006 and 2005, respectively.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense totaled $131,989 and $61,502 for the years ended December 31, 2006 and 2005, respectively.

Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s calendar year 2007, and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s calendar year 2007. The adoption of EITF Issue No. 06-3 is not expected to have a material impact on the Company’s results of operations or financial position.

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2006 and 2005

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006. The adoption of SAB No. 108 is not expected to have a material impact on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006.

An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement.

In September 2006, the FASB issued SFAS No. 157 and No. 158. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.

Statement No. 158 is an amendment of FASB Statements No. 87, 88, 106, and 132(R). It improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

The Company does not expect application of SFAS No. 156, 157 and 158 to have a material affect on its financial statements.

NOTE B - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2005 and 2004 is summarized as follows:

Cash paid during the periods for interest and income taxes:

	2006	2005
Income Taxes	$-	$-
Interest	$14,551	$533

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2006 and 2005

Non-cash financing activities:

	2006	2005
Common stock issued for services rendered	$4,247	$89,200
Warrants issued for financing/services rendered	$-	$465,123

NOTE C - INCOME TAXES

The Company has approximately $9,248,820 of net operating losses available that expire in various years through the year 2026.

Year	Annual Losses	Expiration

2006	$(546,120.00)	2026
2005	$(340,481.00)	2025
2004	$(225,561.00)	2024
2003	$(166,487.00)	2023
2002	$(525,299.00)	2022
2001	$(1,041,397.00)	2021
2000	$(2,058,360.00)	2020
1999	$(529,029.00)	2019
1998	$(433,453.00)	2018
1997	$(849,209.00)	2017
1996	$(729,584.00)	2011
1995	$(480,814.00)	2010
1994	$(435,253.00)	2009
1993	$(435,253.00)	2008
1992	$(452,520.00)	2007

	$(9,248,820.00)

Due to operating losses and the inability to recognize an income tax benefit there from, there is no provision for current federal or state income taxes for the years ended December 31, 2006 and 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2006 and 2005

The Company’s deferred tax asset at December 31, 2006 consists of net operating loss carry forwards calculated using federal and state effective tax rates. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance decreased by approximately ($343,690) and increased by approximately $1,647,000 for years ended December 31, 2006 and 2005, respectively.

At December 31, 2006, the approximate deferred tax assets were as follows:

Net operating loss carry forwards   $ 3,712,478

Less: valuation allowance     (3,712,478)

Deferred tax asset      $ =======

NOTE D - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $546,120 and $894,933 during 2006 and 2005, respectively.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow. The company has and will continue to aggressively seek potential partners for a merger with Serefex. Additionally, the Company must rely upon equity financing from Cornell Capital in addition to its operations, to improve liquidity and sustain operations. Management believes the combination of these actions maximizes the probability of the Company’s ability to remain in business.

Because it is unclear whether the Company will be successful in accomplishing these objectives, there is uncertainty about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE E - EQUITY

During the years ended December 31, 2006 and 2005, 713,868 and 1,860,538 common shares, were issued to our officers and employees in exchange for services.

On June 14, 2006, Serefex Corporation (the “Company”) entered into a Standby Equity Distribution Agreement (the “Purchase Agreement” or the “SEDA”) with Cornell Capital Partners, L.P. (“Cornell”). The SEDA establishes what is sometimes termed an equity line of credit or an equity draw-down facility. The SEDA provides that, upon the terms and subject to the conditions set forth therein, Cornell is committed to the purchase of up to $5,000,000 of our common stock, over the 24-month term of the Purchase Agreement. Generally, from time to time over the term of the SEDA, and at our sole discretion, the Company may draw-down upon the line of credit. The maximum amount of any such draw is limited to $300,000. For each share of common stock it purchases under the SEDA, Cornell will pay ninety-five percent (95%) of the lowest volume weighted average price (“VWAP”) of the Company's common shares during the 5 trading days following our draw-down notice to Cornell. The VWAP that will be used in the calculation will be that reported by Bloomberg, LP, a third-party reporting service. In general, the VWAP represents the sum of the value of all the sales of the our common stock for a given day (the total shares sold in each trade times the sales price per share of the common stock for that trade), divided by the total number of shares sold on that day.The Company is also committed to pay to Cornell an amount equal to five percent (5%) of each purchase of Company common stock made by Cornell under the SEDA.

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2006 and 2005

In connection with the Purchase Agreement, the Company issued to Cornell 2,666,667 shares of its common stock (the “Commitment Shares”), and paid Cornell a due diligence fee in the amount of $5,000. The Company also paid Yorkville Advisors, LLC, the investment manager for Cornell (“Yorkville”), a structuring fee in the amount of $15,000. On each sale of the Company’s common stock to Cornell under the SEDA, the Company will pay Yorkville an additional structuring fee of $500.00.

The Company engaged Newbridge Securities Corporation, an NASD registered broker-dealer (“Newbridge”), as its placement agent, to advise the Company in connection with the SEDA. For Newbridge’s services, the Company has issued 111,111 shares of its common stock to Newbridge.

The Company has filed a registration statement under the Securities Act of 1933, as amended, which registration statement became effective November 11, 2006. The filing includes the Commitment Shares and all of the shares of common stock issuable to Cornell pursuant to the SEDA. The registration statement covers the subsequent sale of such shares from time to time by Cornell to the public.

Cornell Capital’s Commitment fees of $240,000 (issued in the Company’s free trading stock) have been amortized for the 24 month duration of the agreement. The Company’s financial statements show that $70,000 of the $240,000 has been expensed and the remaining $170,000 has been listed as a deferred financing fee.

Newbridge Securities fees of $10,000 (issued in the Company’s free trading stock) have been amortized for the 24 month duration of the agreement. The Company’s financial statements show that $2,917 of the $10,000 has been expensed and the remaining $7,083 has been listed as a deferred financing fee.

Draw downs in 2006:

Draw Down # 1: On November 20, 2006, the Company took a draw down of $25,000. This transaction consisted of the Company issuing 822,368 shares of its common stock at a discounted closing price of $.0304. The transaction resulted in $23,500 for the Company, $1,250 to Cornell Capital and $500 to Yorkville Advisors for a structuring fee.

Draw Down # 2: On December 7, 2006, the Company took a draw down of $25,000. This transaction consisted of the Company issuing 759,878 shares of its common stock at a discounted closing price of $.0329. The transaction resulted in $23,500 for the Company, $1,250 to Cornell Capital and $500 to Yorkville Advisors for a structuring fee.

Draw Down # 3: On December 14, 2006, the Company took a draw down of $40,000. This transaction consisted of the Company issuing 1,204,819 shares of its common stock at a discounted closing price of $.0332. The transaction resulted in $37,500 for the Company, $2,000 to Cornell Capital and $500 to Yorkville Advisors for a structuring fee.

Draw Down # 4: On December 21, 2006, the Company took a draw down of $40,000. This transaction consisted of the Company issuing 1,194,030 shares of its common stock at a discounted closing price of $.0335. The transaction resulted in $37,500 for the Company, $2,000 to Cornell Capital and $500 to Yorkville Advisors for a structuring fee.

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2006 and 2005

NOTE F - STOCK WARRANTS

No stock warrants were issued during the year 2006. Expired warrants during 2006 totaled 6,875,000 shares due to expiration of the stock warrant date.

Expired warrants during 2005 totaled 6,255,308 shares due to expiration of the stock warrant date. During the year ended December 31, 2005, we recorded an expense of approximately $465,123, equal to the estimated fair value of the options at the date of grants. The fair market value was calculated using the Black-Scholes options pricing model, assuming approximately 3.1% risk-free interest, 0% dividend yield, 55% volatility, and expected lives ranging from one to three years. The weighted average grant date fair value of warrants granted during 2005 was $ 465,123.

Stock warrants outstanding and exercisable on January 1, 2006 are as follows:

		Weighted Average	Weighted Average
Range of Exercise	Shares Under	Exercise Price	Remaining Life
Price per Share	Option	Per Share	In Years

Outstanding:
$.03 - $.10	13,544,453	$0.04	1.01
$.20- $1.00	1,200,001	$0.93	1.17
	14,744,454

Exercisable:
$.03 - $.10	13,544,453	$0.04	1.01
$.20 - $1.00	1,200,001	$0.93	1.17
	14,744,454

Stock warrants outstanding and exercisable on December 31, 2006 are as follows:

		Weighted Average	Weighted Average
Range of Exercise	Shares Under	Exercise Price	Remaining Life
Price per Share	Option	Per Share	In Years

Outstanding:
$.03 - $.10	5,544,453	$0.033	1.75
$.20 - $1.00	1,100,001	$1.00	.25
	6,645,454

Exercisable:
$.03 - $.10	5,544,453	$0.033	1.75
$.20 - $1.00	1,100,001	$1.00	.25
	6,645,454

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2006 and 2005

The number and weighted average exercise prices of stock warrants during 2006 are as follows:

	Number of Warrants	Weighted Average Exercise Price Per Warrant

Granted	--	--
Exercised	2,300,000	$0.05
Expired	6,875,000	$0.064

The number and weighted average exercise prices of stock warrants during 2005 are as follows:

	Number of Warrants	Weighted Average Exercise Price Per Warrant

Granted	8,200,000	$0.05
Exercised	1,614,451	$0.07
Expired	6,255,308	$0.08

NOTE G - RELATED PARTY TRANSACTIONS

In 2006, Jazzo, LLC, a related party to a Corporate Officer, performed services at fair market value for the amount of $6,000.

In 2004, the Company took out a short-term note in the amount of $30,000 from a director, Doug Hannah. Notes payable and interest expense were $30,000 and $400, respectively, at December 31, 2004. The Company repaid the principal on this note and the interest expense in the amount of $30,000 and $533, respectively, in early 2005.

NOTE H - LICENSING AND ASSET PURCHASE AGREEMENTS

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

July 1, 2005 to June 30, 2006: $250,000 minimum patent product purchased.

July 1, 2006 to June 30, 2007: $500,000 minimum patent product purchased.

July 1, 2007 to June 30, 2008: $750,000 minimum patent product purchased.

July 1, 2008 to June 30, 2009: $1,000,000 minimum patent product purchased.

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2006 and 2005

Commencing after June 30, 2009, the Company has agreed that the minimum patent product purchased per year will be calculated on the basis of a 10% increase annually from the previous years minimum required number. No purchases were made under this obligation during the years ended December 31, 2006 and 2005. The Company allowed this contract to expire on June 30, 2006.

The Company has entered into a “Sole Distributorship” contract for the United States with the patent holder of the microphone mouse trademarked Chat-N-Mouse™. The Company will be required to purchase 150,000 units of this product annually to retain this agreement beginning in December 2005. Minimal purchases were made under this obligation during the year ended December 31, 2006. Effective December 2006, the Company chose not to renew the agreement.

NOTE I - COMMITMENTS

The Company leases its executive offices and warehouses in Naples, Florida under a cancelable operating lease that expires on October 30, 2007. The term of the lease is for an optional three years at $15,900 per annum. The Company is currently in the third year of this lease.

In addition, the Company subleased a portion of the above mentioned space under a month-to-month 2004 operating sublease agreement with an unaffiliated party until April of 2005. This lease was for $747 per month. This income is included in “Other Income” in the accompanying statements of operations for 2005 and 2004. This sublease was terminated in April 2005.

Rent expense for 2006 and 2005 was $15,900 and $14,575, respectively.

NOTE J - PREPAID ADVERTISING EXPENSE

The Company entered into a Production and Media Placement Authorization Agreement with an unrelated entity in 2004. The total cost of production and media placement fees are $150,000, which was fully prepaid by payment of 1,250,000 of the Company’s common shares. $66,636 and $40,650 were expensed for services performed as of December 31, 2006 and 2005, respectively, resulting in balances in prepaid advertising expenses of $ 17,714 and $ 84,350 at December 31, 2006 and 2005, respectively .

NOTE K - CONCENTRATION OF CREDIT RISK

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

During the years ended December 31, 2006 and 2005, two customers accounted for 51% and one customer accounted for 15% of gross sales, respectively. Two customers accounted for 82% of the Company’s accounts receivable in the year ended December 31, 2006, two customers accounted for 67% of the Company’s accounts receivable in the year ended December 31, 2005 Fridge Tape™ sales accounted for 92% of gross sales in 2005 and magnetic paint accounted for 91% of gross sales in 2004.

The Company purchases the majority of its inventory from a single supplier. Management believes that other suppliers could provide similar products on comparable terms. A change in suppliers, however, could cause a possible disruption of sales. During the years ended December 31, 2006 and 2005, one supplier accounted for 92 and 96% of purchases, respectively.

The Company does not require collateral to support financial instruments subject to credit risk.

SEREFEX CORPORATION
Notes to Audited Financial Statements
For the Years Ended December 31, 2006 and 2005

NOTE L - LEGAL SETTLEMENT

Litigation Settlement/Shares Returned to Treasury

In July of 2006 the company settled its litigation with former management and various related parties, whereby the Company received from the defendants, $25,000 cash and approximately 3,051,183 million shares of its common stock. As of December 31, 2006, 1,433,666 shares have been returned to the Company’s treasury and the remaining balance is in the process of being transferred.

Legal expenses incurred for this settlement were $ 8,333 cash and 1,050,394 shares of common stock valued at $0.04 per share or $42,016.

NOTE M - SUBSEQUENT EVENTS

Subsequent to year end, the Company issued 100,000 shares of common stock at $.03 on January 3, 2007 for services as per employment agreement.

Cornell Capital draw downs 2007:

Draw Down # 5: On January 3, 2007, the Company took a draw down of $75,000. This transaction consisted of the Company issuing 3,048,780 shares of its common stock at a discounted closing price of $.0246. The transaction resulted in $70,750 for the Company, $3,750 to Cornell Capital and $500 to Yorkville Advisors for a structuring fee.

On January 11, 2007, the Company filed a Form 14C with the SEC in regards to increasing the Company’s authorized common shares from 300,000,000 to 600,000,000.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 13, 2006, the Registrant’s independent registered public account firm, Bongiovanni & Associates, merged with and into Lake & Associates CPA’s, LLC. As a result, the Board of Directors of the Registrant decided on January 19, 2007 to engage Lake & Associates as the Company’s independent registered public accounting firm commencing with the audit for the calendar year ending December 31, 2006.

Item 8A. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. The Company’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls and procedures for the Company. The controls and procedures established by the Company are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

The Certifying Officers have also concluded, based on their evaluation of the Company’s controls and procedures that as of December 31, 2006, the Company’s internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in the Company’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

None

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

DIRECTORS AND OFFICERS

Name	Age	Position	Period In Office

Brian S. Dunn	39	Director	April 2005 - Present
		Chief Executive Officer,	June 2002 - Present
		President, and Secretary

Todd A. Bartlett	41	Chief Financial Officer and	June 2002 - Present
		Treasurer

Shawn M. Williams	36	Vice President	December 2005-Present

Terrence P. Monahan	41	Director	June 2002 - Present

The following is a summary of the business experience and other biographical information with respect to each of the Company’s officers and directors listed in the above-referenced table.

Brian S. Dunn from 1992 until joining the Company was owner and President of Dunn Financial Group, a Michigan consulting company specializing in finance, corporate structure, corporate securities, venture capital and public relations. From December 1999 to April 2001, he was also a principal stockholder and Vice President of B.K.M., Inc., a Florida-based internet advertising and marketing company. Mr. Dunn holds a Bachelor of Arts degree from Michigan State University.

Todd A. Bartlett is Chief Executive Officer and founder of Sierra Holdings, Ltd. (f/ka/ Bartlett Capital Partners, Ltd.), a consulting service specializing in business and strategic planning, SEC reporting, mergers and acquisitions, start-up organization, business and financial modeling, forecasting, and turnaround consulting. Mr. Bartlett possesses a Bachelor of Arts degree in Economics from the University of Michigan and a Masters in Business Administration in Finance from the University of Detroit.

Shawn M. Williams became the Company’s Controller in February 2004 and was elected Vice President of the Company in December 2005. Before joining the Company, Mr. Williams was the Controller for SRI Marble & Granite, Inc. from February 2001 to February 2004 where his responsibilities included the generation of all financial statements, financial forecasts and budgets and the responsibility for account principals, practices and general ledger activities. From June 1999 through February 2001, he was the Controller for Hi-Lite Services, Inc., and before that, Mr. Williams served as Hi-Lite’s Operations Manager. Mr. Williams possesses a Bachelor of Science degree from The Ohio State University, and a Masters in Business Administration from the University of South Florida.

Terrence P. Monahan is a principal stockholder and President of FCE, Inc., a technology provider to mid-range financial institutions and has served in this capacity since 1995. He also served as President of Logistic Software North America, a Michigan-based software publisher for distribution and manufacturing organizations (1999 to 2003). He possesses a Bachelor of Arts degree from Michigan State University.

Advisors to the Board of Directors

The following is a summary of the business experience of, and other biographical information regarding persons who serve as advisors to the Board of Directors. Such members have no duties or responsibilities other than those delegated to them by the Board. The advisors met one time in 2006 and its members are called upon intermittently by management as needed. At this time, none of the advisors to the Board receives any compensation for such service.

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

Arthur G. Scalfaro has been an active real estate investor, developer, and property manager for over 30 years in both the greater Chicago and Southwest Florida marketplaces. Mr. Scalfaro has extensive experience and involvement in the development of raw land, industrial complexes, residential and commercial high-rise complexes.

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

Item 10. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid to the Company’s Chief Executive Officer, Mr. Brian Dunn, since fiscal 2003. Mr. Dunn was the only executive officer whose annual compensation for services rendered to the Company exceeded $100,000 during 2006.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary	Other	Stock Award	Option Award	Total

Brian S. Dunn, Chief Executive Officer	2006	$105,300	$7,250	$10,000 *	$ 0	$122,550
	2005	$105,300	$6,500	$ 0	$ 0	$111,800
	2004	$105,300	$6,600	$ 0	$ 0	$111,900
* On November 8, 2006, Mr. Dunn was granted 250,000 shares of common stock for serving as a director of the Company. The fair value of the shares on the date of issuance was $.04 per share.

Employment Contracts

Brian S. Dunn. There was an employment agreement in place for the year 2006 between the Company and Brian S. Dunn, its Chief Executive Officer and President pursuant to which he received an annual base salary of $105,300. A similar agreement has been entered into for 2007.

Todd A. Bartlett. During the last fiscal year, the Company entered into an independent contractor agreement with Todd A. Bartlett, pursuant to which he received an aggregate of 113,868 shares of restricted stock, as compensation for his services to the Company as its Chief Financial Officer and Treasurer for the year ended December 31, 2006. The same independent contractor agreement has been re-entered into by the Company and Mr. Bartlett for the 2007 fiscal year.

Shawn M. Williams. During the 2006 fiscal year, the Company entered into an employment agreement with Mr. Williams for a base salary of $80,000 and 100,000 restricted shares of common stock. This agreement automatically renewed for the 2007 fiscal year.

Stock Option Awards

    There were no options granted to the Company’s Chief Executive Officer during 2006.

Aggregated Option Exercises and Fiscal Year End Option Values

There were no options exercised by the Company’s Chief Executive Officer during 2006.

Fiscal Year End Option Values

Name	Number of Securities Underlying Unexercised Options At FY-End Exerciseable/Unexercisable	Value of Unexercised In-The-Money Options at FY-End Exerciseable/Unexercisable

Brian S. Dunn	5,000,000 / 0	$104,000 / $0

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information regarding the Company’s equity compensation plans and other equity compensation arrangements as of December 31, 2006.

Equity Compensation Plan Information

Plan	Number of Securities To Be Issue Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by stockholders:

2000 Director Stock Option Plan	40,000	$0.09 / share	460,000

Equity compensation plans not approved by security holders:

None	-	-	-

The following is a description of the equity compensation authorized and issued without prior stockholder approval to Company employees and non-employees in exchange for consideration in the form of goods or services during the fiscal year ended December 31, 2006.

Todd A. Bartlett. Pursuant to the compensation arrangements between the Company and Mr. Bartlett during 2006, the Company awarded Mr. Bartlett 113,868 restricted shares of Common Stock. The shares were issued for services rendered and valued at $4,247.

The Company’s 2000 Director Stock Option Plan (the “Director Plan”) provides for the granting of an option to purchase 20,000 shares of Common Stock to each outside director on the date of each annual meeting of the stockholders of the Company. However, as of June 2002, the Board of Directors voted to suspend this provision indefinitely. Other than such Director Plan, the Company does not have a standard compensation plan pursuant to which its directors are compensated for their services as a director, committee participation, or special assignments. On November 8, 2006, the Company issued to Messrs. Terrence Monahan and Brian Dunn 250,000 shares of restricted common stock each for agreeing to serve as directors of the Company for the period ended December 31, 2006. Based on a closing price of $0.04 per share on the date of grant, the fair market value of the stock awarded to each director was $10,000.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of January 22, 2007 (i) each person known to the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. As of January 22, 2007, there were 160,101,840 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percentage of Class (4)

Don Gunther 9766 Bentgrass Bend Naples, FL 34108	20,342,671	12.7%
Ben M. Jones III 611 Rieckel Drive Hendersonville, NC 28739	27,467,180	17.2%
Robert C. Marconi 3021 Cullerton Street Franklin Park, IL 60131	8,903,966	5.6%
Brian S. Dunn (5)	16,141,009	10.1%
Todd A. Bartlett (6)	1,311,072.8%
Shawn M. Williams	1,408,344.9%
Terrence P. Monahan (7)	3,170,000	2.0%
Officers and directors as a group (4 persons)	22,030,425	13.7%
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
(4) Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of January 22, 2007 plus, (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights.
(5) Includes 5,000,000 shares underlying warrants that Mr. Dunn has the right to acquire within sixty (60) days.
(6) Includes 250,000 shares underlying warrants that Mr. Bartlett has the right to acquire within sixty (60) days.
(7) Includes 2,000,000 shares Shop Floor Systems, Inc., of which Mr. Monahan shares beneficial ownership.

Item 12. Certain Relationships and Related Transactions

None

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits. The exhibit list required by Item 13 of Form 10-KSB is provided in the “Index to Exhibits” located herein, immediately following Item 14.

            (b)  Reports on Form 8-K Filed in Last Quarter of Fiscal Year 2006. None

Item 14. Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bongiovanni & Associates for the year 2005, and by Lake & Associates, LLC, our current independent auditor, for the year ended December 31, 2006, and all fees billed for other services rendered by Bongiovanni and Lake during those periods.

Year Ended December 31,	2006	2005

Audit Fees (1)	$24,928	$19,930
Audit-Related Fees (2)	--	--
Tax Fees (3)	2,325	2,025
All Other Fees (4)	1,500	--
Total Accounting Fees and Services	$28,753	$21,955
___________

(1)
Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements.

(3)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by the independent accountants during 2006 were pre-approved by the Board of Directors of the Company.

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

Date: February 22, 2007

SEREFEX CORPORATION

By:	/s/ Brian S. Dunn
Brian S. Dunn, Chief Executive Officer

By:	/s/ Todd A. Bartlett
Todd A. Bartlett, Chief Financial Officer and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian S. Dunn	Director	February 22, 2007
Brian S. Dunn

/s/ Terrence P. Monahan	Director	February 22, 2007`
Terrence P. Monahan