Form 10QSB
period 2007-03-31
SEREFEX CORP
filed 2007-05-10
CIK 773937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of the close of business on April 15, 2007, 159,758,820 shares of the Company's common stock, par value $.0001 per share, were outstanding.

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

PART I FINANCIAL INFORMATION

Serefex Corporation
Balance Sheet
As of March 31, 2007

ASSETS
Current Assets
Cash	$184,197
Accounts Receivable	7,839
Inventory	87,189
Prepaid Expenses	7,669
Total Current Assets	286,894

Fixed Assets
Computer and Office Equipment	23,585
Furniture & Fixtures	2,194
Accumulated Depreciation	(14,118)
Total Fixed Assets	11,661

Other Assets
Deferred Financing Fees	145,833
Trademarks and Patents	17,081
Deposits	1,675
Total Other Assets	164,589

TOTAL ASSETS	$463,145

LIABILITIES AND STOCKHOLDER' EQUITY

Current Liabilities
Total Accounts Payable	$13,634
Other	34,210
Total Current Liabilities	47,844

STOCKHOLDERS EQUITY
Common Stock (600,000,000 Share authorized, 159,758,820	15,976
shares issued and outstanding, par value $.0001)
Paid In Capital	16,303,660
Retained Earnings (Deficit)	(15,904,335)
Total Equity	415,301

TOTAL LIABILITIES & EQUITY	$463,145

See condensed notes to financial statements.

Serefex Corporation Statements of Operations For the Quarters Ended March 31, 2007 and 2006

	2007	2006

REVENUES
Sales	$19,239	$95,389
Cost of Sales	(24,461)	(59,853)
Gross Profit	(5,222)	35,536

OPERATING EXPENSE
General and Administrative	129,957	138,415
TOTAL EXPENSES	129,957	138,415

OPERATING LOSS	(135,180)	(102,878)

OTHER INCOME (EXPENSES)
Other Income	8,598	3,368
Other Expenses	(36,853)	(247)
Interest Expense	-	(346)
Net Other Income	(28,255)	2,775

NET LOSS	$(163,435)	$(100,104)

Basic and Fully Diluted Loss per Share	"(*)"	"(*)"

Weighted Average Shares Outstanding	159,949,160	147,787,874

"(*)" =Less than $ -.01

See condensed notes to financial statements.

Serefex Corporation Statements of Cash Flows For the Quarters Ended March 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(163,435)	$(100,104)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	735	1,521
Reduction in Deferred Financing	31,250
Common stock issued for services	3,000	3,000
(Increase) decrease in operating assets:
Accounts receivable	33,967	(54,215)
Inventory	16,705	59,428
Prepaid expenses	11,671	(28,157)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	4,287	5,505
NET CASH USED IN OPERATING ACTIVITIES	(61,821)	(113,022)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets		(1,378)
Trademarks and Patents		(2,975)
NET CASH USED IN INVESTING ACTIVITIES		(4,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of share to Serefex	(6,667)
Cash collected from issuance of common shares	90,000	143,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	83,333	143,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,513	25,625

CASH AND CASH EQUIVALENTS
Beginning of Year	162,684	204,694
End of Quarter	184,197	230,320

See condensed notes to financial statements.

SEREFEX CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2007 and the results of operations for the three months ended March 31, 2007 and 2006. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2006, as filed on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2006 Annual Report on Form 10-KSB. Our results for the three months ended March 31, 2007 may not be indicative of our results for the twelve months ended December 31, 2006.

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

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. The net loss from operations was ($163,435) for March 31, 2007 in comparison to ($100,104) as of March 31, 2006. The Company had a net equity of $415,301 and a net working capital of $239,050 as of March 31, 2007 in comparison to a net equity of $500,312 and a net working capital of $473,244 for the same period 2006.

Although our current assets of $286,894 for the period ended March 31, 2007 exceed our current liabilities of $47,844 for such period, this is the result of our equity financing activities and is not based on revenues generated from operations. Accordingly, there is still substantial doubt as to Company's ability to continue as a going concern. However, the Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 COMMON STOCK

The following is a summary of the stock issued during the three months ended March 31, 2007:

      (a) 3,048,780 shares issued to Cornell capital Partners for financing at $0.0246 per share or $75,000;

      (b) 100,000 shares to Shawn Williams per his employment Agreement at $0.03 per share or $3,000;

(c)	356,295 issued to Cornell capital Partners for financing at $0..0421 per share or $15,000

(d)	567,123 shares were returned to the companies treasury per a legal settlement with former management

(e)	132,192 shares were returned to the company from a former Director for services not rendered to the company

End of Notes to Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The information presented under Item 2 of this Quarterly Report is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience, if applicable, and on various other assumptions that are believed by management to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the fiscal quarter ended March 31, 2007, the Company does not presently have any "critical accounting policies."

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

RESULTS OF OPERATIONS

Net Income. The Company had net loss of ($163,435) for the three months ended March 31, 2007 compared ($100,104) for the same period 2006. Due to higher customer returns from one of our major customers, the company had a loss for gross profit of approximately ($5,222). Since, this was the first time the company experienced returns, no allowance had been made. In total the gross profits for the three months ended March 31, 2007 were down $43,249. The breakdown of operation expenses are as follows:

Gross profit (loss)	$(5,222)

Expenses
Employee compensation	55,549
Financing fees	36,750
Professional fees	34,174
Selling expenses	20,808
Administrative expenses	10,932

Net loss	$(163,435)

Employee compensation for the three months ended March 31, 2007 was down $5,122 from the same period 2006. Financing fees increased $36,588 from 2007 to 2006. Professional fees were down $10,069. Selling expenses were down $6,284. Overall the net loss increased $63,332 for the three months ended March 31, 2007 compared to the same period 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company's working capital was $239,050 down from $473,244 for the same period 2006. The reduction in the Company's working capital primarily attributable to losses in operations. Our accumulated deficit was approximately $15,904,335 as of the end of the first quarter 2007. A snap shot of the Company's liquidity is provided in the table below:

	2007	2006

Cash	$184,197	$230,320
Working capital	239,050	473,244
Current assets	286,894	619,320
Current liabilities	47,844	144,076
Net Income	(163,435)	(100,104)
Shareholder's equity	415,301	500,312

The Company continues to be dependent on the proceeds received from the sale of restricted and registered shares of common stock to finance continued operations.

GOING CONCERN RISK

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. The net loss from operation was ($163,435) for March 31, 2007 in comparison to ($100,104) as of March 31, 2006. The Company had a net equity of $415,301 and a net working capital of $239,050 down from $500,312 and $473,244 respectively for the same period last year. Although our current assets of $286,894 for the period ended March 31, 2007 exceeded our current liabilities of $47,844 for such period, this is the result of our equity financing activities and is not based on revenues generated from operations. Accordingly, there is still substantial doubt as to Company's ability to continue as a going concern. However, the Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern will depend on many factors, but primarily, it is dependent upon the Company's ability to successfully execute the corporate strategies.. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of all of the shares of the Company's common stock, par value $.0001 per share, which were privately placed with accredited investors and without registration under Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), during the three months ended March 31, 2007. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the issuance of such securities.

(a) 100,000 shares were issued in January 2007 at $0.03 per share or $3,000, to our Vice President of Operations in connection with the terms of his employment agreement.

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

SEREFEX CORPORATION

By: /s/ Brian S. Dunn Brian S. Dunn Chief Executive Officer Date: May 10, 2007 By: /s/ Todd A. Bartlett Todd A. Bartlett Chief Financial Officer Date: May 10, 2007