Form 10QSB
period 2007-06-30
SEREFEX CORP
filed 2007-08-06
CIK 773937

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

As of the close of business on July 14, 2007, 159,884,844 shares of the Company's common stock, par value $.0001 per share, were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

SEREFEX CORPORATION
Balance Sheet
For the Six Months Ended June 30, 2007

ASSETS	Jun 30, 07
Current Assets
Cash	124,086
Accounts Receivable	6,677
Inventory	81,713
Prepaid Expenses	6,734
Total Current Assets	219,210
Fixed Assets
Computer& Office Equipment	23,585
Furniture & Fixtures	2,194
Accumulated Depreciation	(15,205)
Total Fixed Assets	10,574
Other Assets
Trademarks and Patents	17,081
Deposits	1,675
Deferred Financing Fees	114,583
Total Other Assets	133,339
TOTAL ASSETS	363,124

LIABILITIES & STOCKHOLDER'S EQUITY
Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	45,006
Total Liabilities	45,006

Equity
Common Stock	15,988
Paid In Capital	16,308,172
Retained Earnings (Deficit)	(16,006,043)
Total Equity	318,118
TOTAL LIABILITIES & EQUITY	363,124

See condensed notes to financial statements.

SEREFEX CORPORATION
Statements of Operations
For the Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

REVENUES:
Sales	17,042	82,597	36,280	177,986
Cost of sales	(8,660)	(49,764)	(33,122)	(109,617)

GROSS PROFIT(LOSS)	8,382	32,832	3,159	68,369

OPERATING EXPENSES:
General and Administrative	82,034	198,158	211,991	336,572
Financing Fees	31,250	250,000	31,250	250,000
TOTAL EXPENSES	113,284	448,158	243,241	586,572

OPERATING LOSS	(104,902)	(415,326)	(240,082)	(518,203)

OTHER INCOME (EXPENSE):
Other Income	3,212	18,154	11,810	21,522
Other Expense	(18)	(385)	(36,871)	(978)

NET LOSS	(101,708)	(397,556)	(265,143)	(497,659)

Basic and Fully Diluted Loss per Share	*	*	*	*

Weighted Average Shares Outstanding	159,814,215	151,079,721	159,897,583	149,554,237

* = less than $.01

See condensed notes to financial statements.

SEREFEX CORPORATION
Statement of Cash Flows
For the Six Months Ended June 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(265,143)	(497,659)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,822	2,873
Reduction in deferred financing	62,500
Common stock issued for services	7,525	269,930
Warrants issued for financing	0	0
(Increase) decrease in operating assets:
Accounts receivable	35,129	(75,714)
Inventory	22,181	72,456
Prepaid expenses and other assets	12,606	20,853
Increase (decrease) in operating liabilities:		0
Accounts payable and accrued expenses	1,449	10,632
NET CASH USED IN OPERATING ACTIVITIES	(121,931)	(196,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits returned	0	0
Purchases of trademarks	0	(9,287)
Purchases of fixed assets	0	(1,378)
NET CASH USED IN INVESTING ACTIVITIES	0	(10,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	0	0
Repayments of shares to Serefex	(6,667)	0
Cash collected from issuance of common shares	90,000	160,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	83,333	160,000

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(38,598)	(47,293)

CASH AND CASH EQUIVALENTS:
Beginning of year	162,684	204,694
Balance as of the End of the Period (June 30)	124,086	157,400

See condensed notes to financial statements.

SEREFEX CORPORATION
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the six months ended June 30, 2007 and 2006. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2006, as filed on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2006 Annual Report on Form 10-KSB. Our results for the three months ended June 30, 2007 may not be indicative of our results for the twelve months ended December 31, 2007.

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

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. To date and for the six months ending June 30, 2007, the Company has incurred significant recurring net losses from operations.  The net loss from operations was ($265,143) for the six months ended June 30, 2007 compared to a net loss of ($497,659) for the comparable period of 2006.  The Company had net equity of $318,118 and net working capital of $174,204 as of June 30, 2007 compared to net equity of $386,687 and net working capital of $354,659 as of June 2006.  Our current assets of $219,210 at June 30, 2007 exceed our current liabilities of $45,006.  This is due primarily to our equity financing activities in the first quarter. Accordingly, there is still substantial doubt as to Company's ability to continue as a going concern. However, the Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 COMMON STOCK

The following is a summary of the stock issued during the three months ended June 30, 2007:

(a) 126,024 Shares were issued to our CFO for services rendered at $.036 or $4,537;

End of Notes to Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The information presented under Item 2 of this Quarterly Report is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience, if applicable, and on various other assumptions that are believed by management to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the fiscal quarter ended June 30, 2007, the Company does not presently have any "critical accounting policies."

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

RESULTS OF OPERATIONS

Net Income: The Company had a net loss of ($265,143) for the six months ended June 30, 2007 compared to a net loss of ($497,659) for the same period of 2006. A significant portion of the loss in 2006 can be attributed to financing expenses of $250,000 from the financing arrangements with Cornell Capital LP in connection with the private sale of securities. Revenues for the first six months of 2007 fell to $36,280 compared to $177,986 for the same period of 2006. Gross profit for the six month period ended June 30, 2007 was $3,159, down from $68,369 for the same period of 2006.

General and Administrative expenses decreased $124,581 for the first six months of 2007 in comparison to the first six months of 2006.  The majority of this decrease was lower marketing expenses of $23,040 in 2007 compared to $113,596 for the same period in 2006. This was due to the Company’s new TV advertising campaign in 2006. Additionally, professional fees were down $70,372 for the same period, mostly due to legal fees associated with the successful litigation against former management.  The balance is attributed to the normal fluctuation of day to day business activities.

Of the administrative expenses totaling $211,991, approximately 50.6% was spent on employee compensation ($107,230), 21.9% percent on professional fees ($46,382), 10.9% on marketing ($23,040) and the balance on travel, building, utilities and miscellaneous expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company's working capital was $174,204 down from $354,659 for the same period 2006. The Company's working capital is primarily attributable to proceeds from the sale of shares of the Company's common stock to accredited investors. Our accumulated deficit was approximately $16,006,043 as of the end of the first six months of 2007. A snap shot of the Company's liquidity is provided in the table below:

	2007	2006
Cash	$124,086	$157,400
Working Capital	174,204	354,689
Current Assets	219,210	505,891
Current Liabilities	45,006	151,202
Income	(497,659)	(265,143)

Shareholder Equity	318,118	386,687

The Company continues to be dependent on the proceeds received from the sale of restricted and registered shares of common stock to finance continued operations.

GOING CONCERN RISK

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. The net loss from our new operations was ($265,143) for six months as of June 30, 2007 in comparison to ($497,659) as of June 30, 2006. The Company had a net equity of $318,118 and a net working capital of $174,204 as of June 30, 2007 in comparison to a net equity of $386,687 and a net working capital of $354,659 for the same period 2006.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of all of the shares of the Company's common stock, par value $.0001 per share, which were privately placed with accredited investors and without registration under Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), during the three months ended June 30, 2007. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the issuance of such securities.

(a) 126,024 Shares were issued to our CFO for services rendered at $.036 or $4,537

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number        Description
--------------             -----------
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

SEREFEX CORPORATION

Date: August 6, 2007	By:	/s/ Brian S. Dunn
Brian S. Dunn
Chief Executive Officer

Date: August 6, 2007	By:	/s/ Todd A. Bartlett
Todd A. Bartlett
Chief Financial Officer