Form 10QSB
period 2007-09-30
SEREFEX CORP
filed 2007-11-13
CIK 773937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [  ]

As of the close of business on October 26, 2007, 160,634,844 shares of the Company's common stock, par value $.0001 per share, were outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

SEREFEX CORPORATION
Balance Sheet
For the Nine Months Ended September 30, 2007

ASSETS	30-Sep-07
Current Assets
Cash	93,481
Accounts Receivable	18,232
Inventory	59,402
Prepaid Expenses	5,650
Total Current Assets	176,764
Fixed Assets
Computer& Office Equipment	23,585
Furniture & Fixtures	2,194
Accumulated Depreciation	(16,292)
Total Fixed Assets	9,487
Other Assets
Trademarks and Patents	17,081
Deposits	1,675
Deferred Financing Fees	83,333
Total Other Assets	102,089
TOTAL ASSETS	288,341

LIABILITIES & STOCKHOLDER'S EQUITY
Liabilities
Current Liabilities
Accounts Payable and Accrued Liabilities	59,966
Total Liabilities	59,966

Equity
Common Stock	16,038
Paid In Capital	16,323,122
Retained Earnings (Deficit)	(16,110,786)
Total Equity	228,375
TOTAL LIABILITIES & EQUITY	288,341

See condensed notes to financial statements.

SEREFEX CORPORATION
Statements of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

REVENUES:
Sales	33,096	113,168	69,376	291,154
Cost of sales	(27,641)	(85,551)	(60,870)	(195,168)

GROSS PROFIT(LOSS)	5,455	27,617	8,506	95,986

OPERATING EXPENSES:
General and Administrative	92,668	132,358	304,659	471,180
Financing Fees	31,250		99,250	250,000
TOTAL EXPENSES	123,918	132,358	403,909	721,180

OPERATING LOSS	(118,463)	(104,741)	(395,403)	(625,194)

OTHER INCOME (EXPENSE):
Other Income	13,896	3,191	25,706	24,713
Other Expense	(68)	(561)	(189)	(1,669)

NET LOSS	(104,635)	(102,111)	(369,886)	(602,150)

Basic and Fully Diluted Loss per Share	*	*	*	*

Weighted Average Shares Outstanding	160,248,974	153,091,763	160,016,436	150,889,218

See condensed notes to financial statements.

SEREFEX CORPORATION
Statement of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(369,886)	(602,151)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	2,909	4,310
Reduction in deferred financing	93,750
Common stock issued for services	7,525	269,930
(Increase) decrease in operating assets:
Accounts receivable	23,575	(54,576)
Inventory	44,492	112,837
Prepaid expenses and other assets	13,691	39,486
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	16,409	4,986
NET CASH USED IN OPERATING ACTIVITIES	(167,536)	(225,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of trademarks	0	(1,378)
Purchases of fixed assets	0	(9,348)
NET CASH USED IN INVESTING ACTIVITIES	0	(10,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of shares to Serefex	(6,777)
Cash collected from issuance of common shares	105,110	160,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	98,333	160,000

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(69,203)	(75,904)

CASH AND CASH EQUIVALENTS:
Beginning of year	162,684	204,694
Balance as of the End of the Period (September 30)	93,481	128,790

See condensed notes to financial statements.

SEREFEX CORPORATION
Notes to Financial Statements
September 30, 2007

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-QSB instructions and, in the opinion of management, include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2007 and the results of operations for the three months ended September 30, 2007 and 2006. The results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's financial statements and notes for the year ended December 31, 2006, as filed on Form 10-KSB.

Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto contained in the Company's 2006 Annual Report on Form 10-KSB. Our results for the nine months ended September 30, 2007 may not be indicative of our results for the twelve months ended December 31, 2006.

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

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, for the nine months ending September 30, 2007 the Company has incurred significant recurring net losses from operations since its inception. The net loss from operations was ($369.886) for September 30, 2007 in comparison to ($602,151) as of September 30, 2006. The Company had a net equity of $228,375 and a net working capital of $116,798 as of September 30, 2007 in comparison to a net equity of $282,196 and a net working capital of $251,544 for the same period 2006.

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

NOTE 3.  SUBSEQUENT EVENT

On October 22, 2007, Serefex Corporation (“Serefex”) consummated a Stock Exchange Agreement with Hickman Holdings, L.P., and the D’Anza Family Trust (“Sellers”), whereby in exchange for 741,344 shares of Common Stock of W.P. Hickman Systems, Inc. (“Hickman”), an Ohio corporation, representing approximately 68% of the outstanding shares of Common Stock of Hickman, Serefex issued to Sellers an aggregate of 172,482,666 shares of its Common Stock.  Such shares represent approximately 52% of Serefex’s outstanding shares.  Mr. D’Anza is the General Partner of Hickman Holdings, L.P. and Trustee of the D’Anza Family Trust.

End of Notes to Financial Statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The information presented under Item 2 of this Quarterly Report is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, unbilled revenue, income taxes and contingencies. We base our estimates on historical experience, if applicable, and on various other assumptions that are believed by management to be reasonable under the circumstances, the results of which then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. As of the fiscal quarter ended September 30, 2007, the Company does not presently have any "critical accounting policies."

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

Presently, the Company is in the start-up phase of its business development, focusing primarily on the market for its Fridge Tape® and specialty magnetic ancillary product lines including, Fridge Pics®, Fridge Notes®, Heavy Duty Fridge Tape®.

RESULTS OF OPERATIONS

The Company had net loss of ($369,886) for the nine months ended September 30, 2007 compared to a net loss of ($602,151) for the same period 2006. Revenues for the first nine months of 2007 dropped to $69,376 compared to $291,154 for the same period 2006.  This resulted in a decrease in gross profit of ($87,480).

The reduction in losses in 2007of $232,264 compared to 2006 is mainly due to a reduction in financing fees by ($152,229) and reduction in marketing expenses down ($115,289).  Additionally, professional fees were reduced by ($77,344) and all other administrative costs were down ($24,236).  Contributing to the losses were lower gross profits by ($87,480) and lower other income by ($49,356).

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company's working capital was $116,798 down from $251,544 for the same period 2006.  The reduction in working capital is directly related to the losses in the operation.  A snapshot of the company’s liquidity is provided in the table below:

	As of September 30,
	2007	2006
Cash	93,481	128,790
Working Capital	116,798	251,544
Current Assets	176,764	397,100
Current Liabilities	59,966	145,556
Net Income	(369,886)	(602,151)
Owners' Equity	228,375	282,196

To date, the Company continues to work from the sale of restricted common stock.  Historically improvements to the liquidity measures were a result of funding. In 2007, the company continues to focus on building partnerships utilizing the retail sales channels similar to Fridge Tape® and seek acquisitions for future growth, in order to become self reliant.

GOING CONCERN RISK

The Company's financial statements have been prepared in conformity with generally accepted accounting principles, and contemplate the continuation of the Company as a going concern. However, the Company has incurred significant recurring net losses from operations since its inception. The net loss from our new operations was ($369,886) for the nine months ended September 30, 2007 in comparison to a net loss of ($602,151) for the same period of 2006. The Company had net equity of $228,375 and net working capital of $116,798 at September 30, 2007 in comparison to net equity of $282,196 and net working capital of $251,544 at September 30, 2006.

The ability of the Company to continue as a going concern will depend on many factors, but primarily, it is dependent upon the Company's ability to successfully distribute its new line of magnetically backed trademark registered tapes and ancillary items,  to National retailing chains and other distribution channels located throughout both the United States. In this regard, management intends to continue to seek additional strategic relationships and alliances in order to develop sales and generate a positive cash flow. Pending the successful implementation of the Company’s new computer electronic accessories business, and the growth of its specialty tape business, of which there can be no assurance, our management intends to continue to raise new equity capital in sustain operations as a going concern.

RECENT EVENTS

On October 22, 2007, Serefex Corporation (“Serefex”) consummated a Stock Exchange Agreement with Hickman Holdings, L.P., and the D’Anza Family Trust (“Sellers”), whereby in exchange for 741,344 shares of Common Stock of W.P. Hickman Systems, Inc. (“Hickman”), an Ohio corporation, representing approximately 68% of the outstanding shares of Common Stock of Hickman, Serefex issued to Sellers an aggregate of 172,482,666 shares of its Common Stock.  Such shares represent approximately 52% of Serefex’s outstanding shares.  Mr. D’Anza is the General Partner of Hickman Holdings, L.P. and Trustee of the D’Anza Family Trust.

The description of the terms and conditions of the Stock Exchange Agreement are set forth in a copy of such Agreement filed as Exhibit 2 to the Company’s Form 8-K Report filed on October 24, 2007.  A description of Hickman’s business is also included in such report.

ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to the Company’s Form 8-K Reports filed on September 18, 2007 and October 24, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

None

ITEM 5.  OTHER INFORMATION

Reference is made to the Company’s Form 8-K Reports filed on September 18, 2007 and October 24, 2007.

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

                                                                                                                   SEREFEX CORPORATION

By: /s/ Brian S. Dunn Date: November 13, 2007 Brian S. Dunn, Chief Executive Officer By: /s/ Todd A. Bartlett Date: November 13, 2007 Todd A. Bartlett, Chief Financial Officer