Form 10QSB
period 2007-11-30
SEREFEX CORP
filed 2008-01-23
CIK 773937

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-24362
SEREFEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2412164 (I.R.S. Employer Identification No.)

4328 Corporate Square Blvd., Suite C Naples, Florida (Address of principal executive offices)	34104 (Zip Code)
(239) 262-1610
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☑        No  ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐        No  ☑
On January 1, 2008 we had outstanding 337,617,510 shares of our common stock, $.0001 par value.

SEREFEX INDUSTRIES, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007

Cautionary Statement Regarding Forward-Looking Information
     The discussion contained in this report under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Management’s Discussion and Analysis or Results of Operations” as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the issuer’s actual results for fiscal 2008 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the issuer.

PART I FINANCIAL INFORMATION
Item 1.
Serefex Corporation and Subsidiaries
Consolidated Balance Sheets
As of November 30 and May 31, 2007

	November 30	May 31
ASSETS

CURRENT ASSETS
Cash and equivalents:
Cash	$132,082	$67,938
Restricted cash	1,042,396	1,021,150
Receivables:
Trade — net	8,860,939	5,580,615
Other	—	33,170
Inventories
Raw Materials	107,196	91,188
WIP	24,865	27,119
Finished Good	2,022,085	2,042,166

Total Inventories	2,154,146	2,160,473

Deferred and refundable income taxes	533,105	521,143
Deferred costs and prepaid expenses	245,901	474,211

Total current assets	12,968,569	9,858,700

PROPERTY, PLANT AND EQUIPMENT — NET	248,608	257,142

OTHER ASSETS
Other	109,724	107,539
Deferred income taxes	528,037	793,800
Deferred warranty costs	3,173,372	2,695,256

Total other assets	3,811,133	3,596,595

TOTAL ASSETS	$17,028,310	$13,712,437

Serefex Corporation and Subsidiaries
Consolidated Balance Sheets
As of November 30 and May 31, 2007

	November 30	May 31
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$600,000	$600,000
Revolving credit facility	2,364,032	3,902,772
Accounts payable	5,661,288	3,309,995
Accrued expenses	4,278,310	2,833,402
Deferred warranty revenue	1,391,711	1,199,013

Total current liabilities	14,295,341	11,845,182

DEFERRED WARRANTY REVENUE	12,578,330	11,897,129

LONG-TERM DEBT	1,150,000	1,450,000
Less current portion	(600,000)	(600,000)

	550,000	850,000

SUBORDINATED DEBT TO STOCKHOLDERS	3,150,931	3,150,931

STOCKHOLDERS’ EQUITY
Serefex Common Stock (600,000,000 authorized, 337,617,510 shares issued and outstanding at November 30, 2007, par value $.0001)	33,762	17,248
Additional paid-in capital	—	360,673
Treasury stock, at cost, 55,031 shares at May 31, 2007	—	(615,797)
Retained earnings (deficit)	(9,022,336)	(9,143,886)

Total stockholders’ equity before unearned ESOP shares and receivable from stockholders	(8,988,574)	(9,381,762)
Unearned ESOP shares	(1,150,000)	(1,450,000)
Receivable from stockholders	(3,407,718)	(3,199,043)

Total stockholders’ equity	(13,546,292)	(14,030,805)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$17,028,310	$13,712,437

Serefex Corporation and Subsidiaries
Consolidated Statements of Operations
For three months and six months
ended November 30, 2007 and 2006

	Three months ended November 30		Six months ended November 30
	2007	2006	2007	2006
GROSS SALES	$10,195,505	$7,886,623	$18,696,908	$17,247,488
Less discounts	(21,316)	(30,438)	(49,249)	(41,390)

NET SALES	10,174,189	7,856,185	18,647,659	17,206,098

COST OF SALES	5,081,877	3,614,833	8,965,023	8,090,726

	49.9%	46.0%	48.1%	47.0%
GROSS PROFIT	5,092,312	4,241,352	9,682,636	9,115,372

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,690,604	3,894,233	8,850,367	7,570,232

INCOME FROM OPERATIONS	401,708	347,119	832,269	1,545,140

OTHER INCOME
Interest income	73,967	43,411	145,918	174,353
Legal settlement				3,252,931

OTHER EXPENSE
Interest	157,196	133,434	330,668	308,835

INCOME BEFORE PROVISION FOR TAXES ON INCOME	318,479	257,096	647,519	4,663,589

PROVISION FOR TAXES ON INCOME	124,569	66,232	201,450	1,709,236

NET INCOME	$193,910	$190,864	$446,069	$2,954,353

Earnings per share:	$0.001	$0.001	$0.002	$0.017

Weighted average shares outstanding:	243,254,742	172,482,666	207,675,338	172,482,666

See accompanying notes

Serefex Corporation and Subsidiaries
Consolidated Statement of Cash Flows
For Six Months ended
November 30, 2007 and 2006

	2007	2006
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,136,183	$4,080,781
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(24,624)	(93,424)

NET CASH USED IN INVESTING ACTIVITIES	(24,624)	(93,424)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on revolving credit facility	(1,538,740)	(2,286,770)
Payments on long-term debt	(300,000)	(300,000)
Funds advanced to stockholder	(208,675)	(1,697,080)

NET CASH USED IN FINANCING ACTIVITIES	(2,047,415)	(4,283,850)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,144	(296,493)
BEGINNING OF PERIOD	67,938	296,493

END OF PERIOD	$132,082	$—

Supplemental disclosures for cash flow information:
Cash paid for six months ended November 30,
Interest	130,826	277,179
Taxes	170,090	5,911
See accompanying notes

Notes to Financial Statements
Note 1:	Organization and Summary of Significant Accounting Policies

A	The unaudited financial statements presented for November 30, 2007 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Further, all adjustments are of a normal recurring nature.

B	With the exceptions noted below There have been no significant changes to the notes to the financial statements since the 8K/A filed January 9th regarding the stock transaction between Serefex Corporation and W.P. Hickman. Additionally, there have been no changes in managerial estimates or accounting procedures. Please reference above mentioned 8K/A for further information.

Note 2:	Earnings Per Share

On October 22, 2007, Serefex Corporation (“Serefex”) consummated a Stock Exchange Agreement with Hickman Holdings, L.P., and the D’Anza Family Trust (“Sellers”), whereby in exchange for 741,344 shares of Common Stock of W.P. Hickman Systems, Inc. (together with its wholly owned subsidiaries hereinafter referred to as “Hickman” or “W.P. Hickman”), an Ohio corporation, representing approximately 68% of the outstanding shares of Common Stock of Hickman, Serefex issued to Sellers an aggregate of 172,482,666 shares of its Common Stock.

Hickman’s liabilities were in excess of its assets as of the transaction date and therefore stockholders’ equity reflected a deficit of $13,213,564. Accordingly, no minority interest was reflected on the consolidated balance sheet. As approximately 32% of Hickman’s shares are owned by minority interests, there was $4,228,340 of minority interest deficit acquired in the transaction. As such, there is no allocation of current period earnings to minority interest. The following table shows a calculation of the progression of the minority interest deficit from the transaction date through November 30, 2007:

Minority interest deficit acquired	$4,228,340

Minority interest earnings for the period October 22, 2007 through November 30, 2007	104,915

$4,123,425

Until Hickman’s stockholders’ equity is positive, there will be no allocation of earnings to minority interest. However, once stockholders’ equity becomes positive a portion will be allocated. Currently, 32%, which represents the share owned by stockholders other than Serefex, of earnings would be allocated to minority interest. The following presents a calculation of the pro forma earnings and earnings per share assuming stockholders’ equity were positive:

	Three months ended		Six months ended
	November 30		November 30
	2007	2006	2007	2006
Earnings as Presented	$193,910	$190,864	$446,069	$2,954,353

Effect of allocating 32% minority interest	62,051	61,076	142,742	945,393

Pro Forma earnings	131,859	129,787	303,327	2,008,960

Earnings per share as presented	$0.001	$0.001	$0.002	$0.017

Effect of allocating 32% minority interest	0.000	0.000	0.001	0.005

Pro Forma earnings per share	$0.001	$0.001	$0.001	$0.012

Earnings per share calculation is provided for Serefex common stock for three and six months ended November 30, 2007:

	Six months		Three months
Date	# of Shares	Days	# of Shares	Days
5/31/2007	172,482,666	144.0	172,482,666	52.0
10/22/2007	337,617,510	39.0	337,617,510	39.0

		183.0		91.0
Weighted Average	207,675,338		243,254,742

Earnings per share calculation for Serefex common stock for three and six months ended November 30, 2006 is based on the stock transaction on October 22, 2007. At that time 172,482,666 shares of Serefex Corporate stock was exchanges for 68% of W.P. Hickman.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     For fiscal year 2008, the company continues to demonstrate strong sales growth. Net sales for six months ended November 30, 2007 is up 8.4% to $18,647,659 over $17,206,098 for the same period last year. $10,195,505 in net sales was earned in the three months ending November 30, 2007 up from $7,886,623 for the same period last year.
     Cost of goods sold continues to be negatively impacted by the price of oil and the steel. Most of our products contain asphalt. In addition, we continue to increase sales in metal roofing, both of which are directly impacted by increases in the aforementioned commodities. In 2007 the cost of our products increased by 14.5%. However, increase in service sales and less discounting of sales to customers has been able to offset some of the impact of increasing steel and oil prices. Total cost of sales increased to 48.1% of sales for the past six months ended November 30, 2007 compared to 47.0% for the same period last year.

	Unaudited
	Six months ended November 30
	2007	2006
Sales	$18,647,659	$17,206,098
Gross profit	9,682,454	9,115,372
Percent of sales	51.9%	53.0%

Income from Operations	$832,269	$1,545,140
Adjusted net income	446,069	742,360 [1]
Percent of sales	2.4%	4.3%
     1 — Net income is reduced by legal settlement for benefit of comparison.
     Selling, General and Administrative (SGA) cost increased to 48.1% of sales for six months ended November 30, 2007 compared to 47.0% for the same period last year. For the three months ended November 30,2007 SGA cost increased as a percentage of sale to 49.9% compared to 46.0% for the same period last year. As the company continues to grow in sales the SGA cost as a percentage of sales will continue to reduce. The support structure in place can maintain continued growth for several years with minimal increases to SGA.
     Liquidity
     The roofing industry has seasonal changes. As result, many of the current asset and current liability accounts are higher in November, which is near the end of the season, as opposed to the balances in May which is near the beginning of the season. In addition, the company experienced stronger sales than normal for the month of November. These two factors results in higher balances in accounts receivable, accounts payable and accrued expenses. Additionally, as we near the end of our season, we are at a lower position of our line of credit.
     The company has demonstrated a continued strengthening of their financial positions. As sales increase, the profits continue to improve working capital and increase stockholder’s equity. The change in accounting procedures for W.P Hickman for warranty revenue and the receivable from stockholder generated a large negative equity position for the company. However, as the company continues forward, the continual improvement is demonstrated in the balance sheet. Additionally, the stockholder receivable will be collected within a year’s time, which will have an immediate improvement to stockholders’ equity and working capital.
     Hickman currently has a line of credit with the bank that expires at the end of January 2008. We anticipate continuing our current banking relationship and signing a new agreement by the end of January. Currently we have borrowings against the revolving line of credit of approximately $2.2 million. Hickman’s borrowing base to secure the line of credit is $4.8 million plus an additional $1.0 million in restricted cash held in a money market account. Hickman sales are seasonal resulting in a stronger borrowing position this time of year.
     Hickman has commitments over $3.0 million to be paid by the end of March 2008. Cash management will be critical to a successful launch of the season this spring.
     Although Stockholders’ Equity is negative, Hickman continues to demonstrate improvement year over year. Hickman is confident that it can continue to grow with the current business strategy and improve the business.

Item 3.	Controls and Procedures
     It is the responsibility of our chief executive officer and our chief financial officer to ensure that we maintain controls and other procedures designed to ensure that the information required to be disclosed by us in reports that we file with the Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     On October 22, 2007, the Company consummated a Stock Exchange Agreement with Hickman Holdings, L.P., and the D’Anza Family Trust (“Sellers”), whereby in exchange for 741,344 shares of Common Stock of W.P. Hickman Systems, Inc, representing approximately 68% of the outstanding shares of Common Stock of Hickman, Serefex issued to Sellers an aggregate of 172,482,666 shares of its Common Stock. Prior to this transaction W.P. Hickman was a privately owned company. As of November 30, 2007, management, primarily chief executive officer and chief financial officer, initiated an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer have concluded the disclosure controls and procedures currently in place for W.P. Hickman are ineffective. Controls have not been implemented mainly due to the lack of time since the acquisition. Specifically, critical combinations of process tasks exist in several functions of the organization. Pending the completion of the review, operational and systematic changes will be made to implement proper controls and disclosures.
PART II OTHER INFORMATION

Item 1.	Legal Proceedings
     Reference is made to the Company’s Form 8K report dated October 22, 2007, filed with the Commission.
     In addition, we are, from time to time, parties to various litigation matters arising in the normal course of our business. We are not currently involved in any litigation of this nature that we believe, based on our examination of such matters, are likely to have a material adverse effect on our financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Reference is made to the Company’s Form 8K report dated October 22, 2007, filed with the Commission.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEREFEX CORPORATION
January 21, 2008	By:	/s/ Brian S. Dunn
Brian S. Dunn, President and Chief Executive Officer

January 21, 2008	By:	/s/ Todd Bartlett
Todd Bartlett, Chief Financial Officer