Form 10QSB
period 2008-02-29
SEREFEX CORP
filed 2008-04-21
CIK 773937

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-24362

SEREFEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-2412164 (I.R.S. Employer Identification No.)

30700 Solon Industrial Parkway Solon, Ohio (Address of principal executive offices)	44139 (Zip Code)

(440) 248-0766

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

Yes   ☐         No   ☑

On April 7, 2008 we had outstanding 339,125,029 shares of our common stock, $.0001 par value.

SEREFEX INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-QSB

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008

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

Serefex Corporation and Subsidiaries
Consolidated Balance Sheets
As of February 29, 2008 and May 31, 2007

	February 29	May 31
ASSETS

CURRENT ASSETS
Cash and equivalents:
Cash	$242,579	$67,938
Restricted cash	1,048,530	1,021,150
Receivables:
Trade — net	5,027,875	5,580,615
Other	—	33,170
Inventories:
Raw materials	105,973	91,188
Work in process	24,389	27,119
Finished goods	1,549,413	2,042,166

Total Inventories	1,679,775	2,160,473

Deferred and refundable income taxes	546,194	521,143
Deferred costs and prepaid expenses	165,843	474,211

Total current assets	8,710,796	9,858,700

PROPERTY, PLANT AND EQUIPMENT — NET	238,485	257,142

OTHER ASSETS
Other	114,690	107,539
Deferred income taxes	1,485,728	793,800
Deferred warranty costs	3,245,850	2,695,256

Total other assets	4,846,268	3,596,595

TOTAL ASSETS	$13,795,549	$13,712,437

See accompanying notes.

Serefex Corporation and Subsidiaries
Consolidated Balance Sheets
As of February 29, 2008 and May 31, 2007

	February 29	May 31
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$600,000	$600,000
Revolving credit facility	3,551,065	3,902,772
Accounts payable	3,084,809	3,309,995
Accrued expenses	3,728,568	2,833,402
Deferred warranty revenue	1,783,647	1,199,013

Total current liabilities	12,748,087	11,845,182

DEFERRED WARRANTY REVENUE	12,470,810	11,897,129

LONG-TERM DEBT	1,000,000	1,450,000
Less current portion	(600,000)	(600,000)

	400,000	850,000

SUBORDINATED DEBT TO STOCKHOLDERS	3,150,931	3,150,931

STOCKHOLDERS’ EQUITY
Common Stock (600,000,000 authorized, 339,125,029 shares issued and outstanding at February 29, 2008, par value $.0001)	33,913	17,248
Additional paid-in capital	-	360,673
Treasury stock, at cost, 55,031 shares at May 31, 2007	-	(615,797)
Retained earnings (deficit)	(10,549,973)	(9,143,886)

Total stockholders’ equity before unearned ESOP shares and receivable from stockholders	(10,516,060)	(9,381,762)
Unearned ESOP shares	(1,000,000)	(1,450,000)
Receivable from stockholders	(3,458,221)	(3,199,043)

Total stockholders’ equity	(14,974,281)	(14,030,805)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$13,795,549	$13,712,437

See Accompanying Notes

Serefex Corporation and Subsidiaries
Consolidated Statements of Operations
For the three months and nine months
ended February 29, 2008 and February 28, 2007

	Three months ended February 29 and 28		Nine months ended February 29 and 28
	2008	2007	2008	2007
NET SALES	3,933,022	4,706,835	22,580,681	21,871,543

COST OF SALES	2,195,313	1,894,308	11,160,336	9,985,035

GROSS PROFIT	1,737,709	2,812,527	11,420,345	11,886,508

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,168,004	4,401,074	13,018,371	11,971,306

LOSS FROM OPERATIONS	(2,430,295)	(1,588,547)	(1,598,026)	(84,798)

OTHER INCOME
Interest income	96,890	157,919	242,808	332,272
Legal settlement				3,252,931

OTHER EXPENSE
Interest	141,562	150,408	472,230	417,851

INCOME (LOSS) BEFORE PROVISION FOR TAXES ON INCOME	(2,474,967)	(1,581,036)	(1,827,448)	3,082,553

PROVISION FOR TAXES ON INCOME	(834,691	(548,570)	(633,241)	1,160,666

NET INCOME (LOSS)	$(1,640,276)	$(1,032,466)	$(1,194,207)	$1,921,888

Earnings (loss) per share:	$(0.00)	$(0.01)	$(0.00)	$0.01

Weighted average shares outstanding:	333,853,856	172,482,666	243,140,333	172,482,666

See accompanying notes

Serefex Corporation and Subsidiaries
Consolidated Statement of Cash Flows
For the Nine Months ended
February 29, 2008 and February 28, 2007

	2008	2007
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,264,815	$5,154,378
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(29,290)	(126,003)

NET CASH USED IN INVESTING ACTIVITIES	(29,290)	(126,003)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net ayments on revolving credit facility	(351,707)	(1,531,214)
Payments on shareholder loans		(1,697,081)
Payments on long-term debt	(450,000)	(450,000)
Funds advanced to stockholder	(259,177)	(1,646,573)

NET CASH USED IN FINANCING ACTIVITIES	(1,060,884)	(5,324,868)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	174,641	(296,493)
BEGINNING OF PERIOD	67,938	296,493

END OF PERIOD	$242,579	$—

Supplemental disclosures for cash flow information:
Cash paid for nin months ended February 29 and 28
Interest	252,067	232,606
Taxes	174,373	2,670

See accompanying notes

Notes to Financial Statements

Note 1:	Organization and Summary of Significant Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the results of operations for the periods presented have been included. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended May 31, 2007. Interim results are not necessarily indicative of results for the full year.

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

Hickman’s liabilities were in excess of its assets as of the transaction date and therefore stockholders’ equity reflected a deficit of $13,213,564. Accordingly, no minority interest was reflected on the consolidated balance sheet. As approximately 32% of Hickman’s shares are owned by minority interests, there was $4,228,340 of minority interest deficit acquired in the transaction. As such, there is no allocation of current period earnings to minority interest. The following table shows a calculation of the progression of the minority interest deficit from the transaction date through February 29, 2008:

	Minority interest deficit acquired	$4,228,340

	Minority interest losses for the period October 22, 2007 through February 29, 2008	(1,535,361)

		$5,763,701

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

	Three months ended		Nine months ended
	February 29 and February 28		February 29 and February 28
	2008	2007	2008	2007
Earnings as Presented	$(1,640,276)	$(1,032,466)	$(1,194,207)	$1,921,888

Effect of allocating 32% minority interest	(524,888)	(330,389)	(382,146)	615,004

Pro Forma earnings	(1,115,388)	(702,077)	(812,061)	1,306,884

Earnings per share as presented	$(0.005)	$(0.006)	$(0.005)	$0.011

Effect of allocating 32% minority interest	(0.002)	(0.002)	(0.002)	0.003

Pro Forma earnings per share	$(0.003)	$(0.004)	$(0.003)	$0.008

Earnings per share calculation is provided for Serefex common stock for three and six months ended February 29, 2008.

	Nine months		Three Months

Date	# of Shares	Days	# of Shares	Days
5/31/2007	159,884,844	54.0
7/24/2007	160,134,844	2.0
7/26/2007	160,384,844	69.0
10/3/2007	160,634,844	19.0
10/22/2007	337,617,510	39.0
11/30/2007	337,617,510	4.0	337,617,510	4.0
12/4/2007	333,617,510	86.0	333,617,510	86.0
2/28/2008	339,125,029	1.0	339,125,029	1.0

	243,140,333	274.0	333,853,856	91.0

Earnings per share calculation for Serefex common stock for three and nine months ended February 28, 2007 is based on the stock transaction on October 22, 2007. At that time 172,482,666 shares of Serefex Corporate stock was exchanges for 68% of W.P. Hickman.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     For the first nine months of fiscal year 2008, the company’s sales are higher than sales for the same period 2007 by $709,138 despite having lower sales for the third quarter 2008 compared to 2007.  Net sales for three months ended February 29, 2008 are down approximately $775,000 which is mostly attributable to higher deferred warranty revenue earned in the same period 2007.

     Although sales for the year are down, new sales orders from January 1st 2008 through April 18, 2008 are up 65.6%.  Calendar year-to-date sales orders for 2008 soared to $6.4 million compared to $3.7 million for the same period 2007.  As a result, the company is confident that we will meet or exceed our sales expectations through the summer selling season.

     Cost of goods sold continues to be negatively impacted by the price of oil and steel. Most of our products are petroleum based. In addition, we continue to increase sales in metal roofing, both of which are directly impacted by increases cost in the aforementioned commodities. In 2007 the cost of our products increased by 14.5%. However, increase in service sales and less discounting of sales to customers has been able to offset some of the impact of increasing steel and oil prices. Additionally, the increase in warranty revenue had a positive impact on the gross profit in 2007.  As a result total cost of sales increased to 49.4% of sales for the nine months ended February 29, 2008 compared to 45.7% for the same period last year.

	Unaudited
	Nine months ended Feb 29 and Feb 28
	2008	2007
Sales	$22,580,681	$21,871,543
Gross profit	11,420,345	11,886,508
Percent of sales	50.6%	54.3%

Income from Operations	$(1,598,026)	$(84,798)
Adjusted net income	(1,194,207)	(170,378)	1
Percent of sales	(5.3)%	(0.8)%

1 — Net income is reduced by legal settlement for benefit of comparison.

    Selling, General and Administrative (SGA) cost increased 8.7% for nine months ended February 29, 2008 compared to the same period last year. However, for the three months ended February 29, 2008 SGA cost decreased 5.3% compared to the same period last year.  The annual increase is mainly due to the increase in legal fees for the company.  In addition, the increase in accounting fees resulting from providing three years of audited statements.  The reduction in SGA for the third quarter ended February 29, 2008 is mainly due to the reduction in payroll and reduced commissions resulting from lower sales compared to the same period last year.

Liquidity

    The roofing industry has seasonal changes.  Sales grow rapidly in the spring season, creating a tightening of cash constraints.  This results in increased payables, while the ability to borrow against receivables lags behind until product ships.  In the fall season, the sales diminish increasing the company’s cash position, and a reduction of payables.  Again, collection of sales lags the payment process which allows increased borrowing.  Winter months the receivables drop dramatically reducing the current assets. As a result, many of the current asset and current liability accounts are lower in February, which is in the middle of the slow season, as opposed to the balances in May which is near the beginning of the season. However, the company experienced stronger sales than normal for the late fall. This results in higher balances in accounts receivable, accounts payable and accrued expenses than normal for this time of year. Additionally, as we near the end of our slow season, we are at a lower position of our line of credit.

    The accounting for W.P Hickman warranty revenue and the receivable from stockholder resulted in a large negative equity position for the company. However, as the company continues forward, the continual improvement is demonstrated in the balance sheet. Additionally, the stockholder receivable should be collected within a year’s time, which will have an immediate improvement to stockholders’ equity and working capital.

    Hickman currently has a line of credit with the bank which is up for renewal at the end of April 2008. Currently we have borrowings against the revolving line of credit of approximately $3.9 million. Hickman’s borrowing base to secure the line of credit is $4.2 million plus an additional $1.0 million in restricted cash held in a money market account. Hickman sales are seasonal resulting in a weaker borrowing position in the spring season.

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

     On October 22, 2007, the Company consummated a Stock Exchange Agreement with Hickman Holdings, L.P., and the D’Anza Family Trust (“Sellers”), whereby in exchange for 741,344 shares of Common Stock of W.P. Hickman Systems, Inc, representing approximately 68% of the outstanding shares of Common Stock of Hickman, Serefex issued to Sellers an aggregate of 172,482,666 shares of its Common Stock. Prior to this transaction W.P. Hickman was a privately owned company. As of February 29, 2008, management, primarily chief executive officer and chief financial officer, initiated an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the chief executive officer and chief financial officer have concluded the disclosure controls and procedures currently in place for W.P. Hickman are ineffective. Controls have not been implemented mainly due to the lack of time since the acquisition. Specifically, critical combinations of process tasks exist in several functions of the organization. Pending the completion of the review, operational and systematic changes will be made to implement proper controls and disclosures.

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

SEREFEX CORPORATION
April 14, 2008	By:	/s/ Brian S. Dunn
Brian S. Dunn, President and Chief Executive Officer

April 14, 2008	By:	/s/ Todd Bartlett
Todd Bartlett, Chief Financial Officer