Form 10-K
period 2008-05-31
SEREFEX CORP
filed 2008-10-15
CIK 773937

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-KSB
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended May 31, 2008
OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

Commission file number   0-24362

SEREFEX CORPORATION
(Name of Small Business Issuer in Its Charter)

          DELAWARE                                                                                                                                 59-2412164
           (State or Other Jurisdiction of                                                                                                                   (I.R.S. Employer
            Incorporation or Organization)                                                                                                                   Identification No.)

30700 Solon Industrial Parkway, Solon, OH 44139
(Address of Principal Executive Office)(Zip Code)

(440) 248-0766
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

Issuer’s revenues for its most recent fiscal year were $ 27,641,453.

The aggregate market value of the issuer’s Common Stock held by non-affiliates (145,237,673 shares) was approximately $1,307,139, based on the average closing bid and ask price for the Common Stock on October 14, 2008.

As of September 2, 2008, there were outstanding 339,125,029 shares of the issuer’s Common Stock, par value $.0001.

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

TABLE OF CONTENTS

Part  I

Item Page
1.      Description of Business
2.      Description of Property
3.      Legal Proceedings
4.      Submission of Matters to a Vote of Security Holders

Part  II

5.      Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities
6.      Management’s Discussion and Analysis or Plan of Operation
7.      Financial Statements
8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure 3
8A.   (T) Controls and Procedures
8B.     Other Information

Part  III

9.      Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of  the Exchange Act
10.    Executive Compensation
11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
12.    Certain Relationships and Related Transactions
13.    Exhibits
14.    Principal Accountant Fees and Services

Other

Index to Exhibits
Signature Page

PART  I

Item 1.                 Description of Business

History

The Company was originally organized under the laws of the State of Florida on September 20, 1983.  From its inception through 2000, the Company was engaged in the research, development and sale of fax systems to major corporations.  Sales were discontinued in 2000, and in 2001 the Company sold substantially all of its assets.  We remained a shell throughout the fiscal year 2002 without operations or revenue.  In March of 2002, the Company changed its domicile from Florida to Delaware and in June of that same year, the former directors and officers of the Company resigned and the current board of directors and management took office.  In June of 2002, we began the evolution from a direct marketer of fax systems to a domestic0 importer and supplier of consumer products.  This continued until October 2007 when we acquired a majority interest in W.P. Hickman Systems, Inc. (together with its wholly owned subsidiaries hereinafter referred to as “W.P. Hickman” or the “Hickman”).  Today, the principal business of the Company is being carried out through its majority owned subsidiary, W.P. Hickman.

Description of Business

Hickman is a provider of roofing and waterproofing products and services to commercial and industrial building businesses. Hickman was formed in 1985 as a North Carolina corporation. In 1994, Hickman changed its domicile from North Carolina to Ohio.

               W.P. Hickman applies a performance-oriented approach to identify problems and provide the best solution to meet clients’ needs, whether repair, restoration, retrofit or replacement. Many W. P. Hickman products are environmentally preferable and carry Energy Star® ratings, Cool Roof Rating Council ratings and can contribute to achieving LEED® certification. W.P. Hickman is also a leading expert in vegetated, often referred to as green, roofing systems, which provide a number of environmental and economical benefits to our clients. W.P. Hickman strives to be our clients’ most reliable resource for roofing and waterproofing solutions.

               Through its certified ISO 9001 Quality Management System, W.P. Hickman works closely with its suppliers to assure the highest quality products. ISO 9001 Certification defines requirements for all key processes in design, manufacture and distribution, such as monitoring manufacturing to ensure production of quality products; keeping records; checking outgoing product for defects; reviewing individual processes and the quality system itself for effectiveness; and facilitating continual improvement.

                W.P. Hickman is also ISO 14001 certified, which is an Environmental Management System (EMS) designed to implement, maintain and improve a company’s environmental systems. Our EMS provides a framework for meeting environmental challenges and operating our business in an environmentally responsive manner.

                W.P. Hickman’s advanced roofing solutions were developed for flexibility of design and lifetime, quality performance to meet project considerations and perform under specific climate, construction, and usage conditions. All Hickman roofing systems are backed by Hickman’s R & D effort, ISO 9001 and 14001 certifications, and service commitment, to keep the elements out of our client’s buildings.

Products

                Coal Tar Solutions - Hickman’s polymer modified coal tar roof systems feature proprietary technologies like water based and low solvent formulations that can be cold-applied on high slope roofs.

                Modified Bitumen Solutions - Modified Bituminous Systems from W.P. Hickman are a family of modified roofing plies designed to meet diverse roof specifications and climate variations. These formulations combine the advantages of traditional built up roofing (BUR) and multi-ply construction including puncture resistance, waterproofing redundancy and field-proven performance with the advantages of modern polymers to create improved elongation, cold weather flexibility and overall weather resistance.

                Cold/Hot Applied - W.P. Hickman added tensile and weatherproofing properties to our BUR assemblies by incorporating polymer technology. Polymers create outstanding physical performance qualities in the areas of elongation and recovery, cold weather flexibility, adhesion, and fatigue resistance. Hickman’s combination of modern technology and traditional, highly dependable, multi-ply design provides state-of-the-art BUR reliability.

                Metals Solutions - The unique design of Hickman’s I-90 FM approved edge metal flashing systems provides modular designs, watertight performance and highly aesthetic architectural styling. Our metal systems also include fascias, copings, expansion joints, reglets, drains, and wall panels, as well as custom designed products and accessories.

                Genisys - A unique and revolutionary systems approach to roofing. Regardless of application or environmental challenges, W.P. Hickman provides a “Performance Matched” Genisys roofing system specifically engineered and tested to meet roofing requirements. Combining compatible roof components and testing the system as an assembled unit is a sensible approach in the design, evaluation and selection process ensuring proper membrane choice. This process optimizes endurance, performance, value and sustainability parameters for each roof situation. The Genisys system design is based on the performance attributes of the total roofing construction from the membrane through the edge metal details. Available in hot, cold and heat welded designs, Genisys roofing systems were developed to meet the varying requirements of building conditions, fiscal considerations, locale and climate.

Services

                W.P. Hickman also offers our clients a vehicle to purchase valuable services to help them better manage their roofing assets. The following provides a summary of the service offerings:

                AIM (Asset Information Manager) — Featuring a user-friendly format and interface and online accessibility, AIM organizes our clients’ information into a multi-functional database with comprehensive document/photograph storage, retrieval and report generation capabilities. AIM is an integral component of all of our services.

                Inspections & Evaluations — Our inspection and evaluation services promote long-lasting building component performance and maximize maintenance cost value.

•	Analyze current construction conditions and provide short- and long-term recommendations

•	Comprehensive inspection and evaluation programs identify potential issues before complex problems Occur

•	Available for roofs, walls, windows, foundations, parking structures and parking lots or as a total building envelope package

                Diagnostic Service — Destructive and non-destructive diagnostic services, pooled with roofing analysis, give building owners information needed to make informed physical asset management decisions.

•	Complete diagnostic testing results, plus analysis to transfer the information into an effective plan of action

•	MoistureTrak diagnoses moisture trapped within a roof system

•	Infrared analysis, Hydrogen detection and capacitance metering ensure the reliability and integrity of test results

                Design and Specification Services — A.M. Technologies’ wide variety of consulting services help to properly implement building component renovations. Experienced representatives recognize problem conditions and solve them with the most cost-effective, long lasting methods and materials.

•	Detailed specifications, plans and bid documents

•	Project meetings, document review and project monitoring

•	Monitor physical asset construction

                Maintenance Programs — Control asset maintenance expenses through an aggressive “Managed Care” approach with the A.M. Technologies’ 5-STAR Service Program.

•	Menu of asset care and management services, including Evaluation and Asset Information Manager (AIM), Housekeeping, Routine Maintenance, Preventative Maintenance, and a 24-Hour Leak Hotline

                Contract Management Services — With complete turn-key contract management services, W.P. Hickman can become a single source for all roofing and waterproofing needs.

•	Initial survey

•	Development of budgets and recommendations

•	Specification preparation

•	Bidding process, contractor selection

•	Quality control

•	Project Close-out

                Distribution Methods of the Products or Services — W.P. Hickman provides its products and services primarily through its sales representatives located throughout the country. Hickman currently has approximately 60 sales representatives. Each sales representative is experienced in this industry and contacts building owners directly to coordinate the delivery of our products and services. The products are installed by qualified independent contractors that meet certain standards established by Hickman for insurance, financial strength and experience installing our various products.

Seasonal and Cyclical Nature of our Business and Industry

                The construction industry, in particular roofing and waterproofing which serves as the primary market for Hickman products and services, is cyclical and is influenced by seasonal factors, as construction activities are usually lower during winter months than other periods. As a result, we expect our revenues and operating results generally will be lower in the first and second quarters of each calendar year (last two quarters of Hickman’s fiscal year, ending May 31).

Customers

                We provide commercial and industrial roofing and restoration services to end-users in a broad range of businesses, including the industrial, office, retail, hospitality, government and educational industries.   For the year ended May 31, 2008, one customer accounted for approximately 18.5% of revenue, respectively. For the year ended May 31, 2007, two customers accounted for approximately 8.0% and 6.5% of revenue respectively.

Suppliers

                Over the last calendar year we have had no significant problems obtaining the supplies and materials we need on a timely basis to meet demand. There are a number of sources for our raw materials which we could draw upon if necessary.  The Company currently purchases certain components of its performance roofing materials from a limited number of suppliers.  The two largest suppliers provide approximately 7.7% and 3.3% and 15.0 % and 10% of our overall supply requirements for the years ended May 31, 2008, and 2007, respectively.

Competition

                The commercial roofing industry and restoration industry is highly fragmented with many manufacturers competing intensely on a local and regional basis. In the future, we may encounter competition from new entrants on a regional or national level. We believe that purchasing decisions in our niche market are based on (i) trust (ii) reliability and quality, (iii) long-term customer relationships, (iv) the range of services provided and (v) price.

Patents, Trademarks, Copyrights

                Hickman holds the following patents:  Coal Tar Composition, Methods of Recoating and Recovering Bitumen Based Built-Up Roofing Membranes, Built-Up Roofing Systems and Methods, Roof Edge System, Coal Tar Impregnated Reinforcement Sheets, Water Based Coal Tar Emulsions and Roof Wall Coping System and Method.  Hickman holds various trademarks and copyrights as well.

Governmental Regulations

                We anticipate the ongoing concern for the environment will continue to grow. Tax incentives and rebates for implementing environmentally preferable products will increase in the future. Executive Order 13423 requires all federal agencies to follow new, environmentally focused guidelines to increase their environmental performance. W.P. Hickman follows the same guiding principles as established in the Executive Order, operating its business “in an environmentally, economically and fiscally sound, integrated, continuously improving, efficient, and sustainable manner.”

As stated earlier, W.P. Hickman is currently an ISO 14001 registered company, and is subject to regular internal and external audits focused on our environmental impacts. Currently we do not see any significant costs to remain in compliance with environmental laws on the federal, state or local levels.

Employees

                W.P. Hickman and its subsidiaries currently employ a total of 70 people.  Of those 70 people, 68 are full time and 2 are part time.

Item 2.   Description of Property

Hickman leases its headquarters building located in Solon, Ohio on a month to month basis. The facility is comprised of 35,000 square feet consisting of office and warehouse space. The building adjoins in excess of 6 acres of land, which may be used for additional expansion. The monthly rental paid under a lease is currently $22,000. The land and building is leased from Kenneth Snyder, Sr., a former employee and former director of Hickman. In addition, Hickman Manufacturing, Inc., a wholly owned subsidiary of W.P. Hickman Systems, Inc., owns real estate in Wampum, Pennsylvania.  This is a manufacturing facility comprised of 3,000 square feet and has 12-1/2 acres available for expansion.

Item 3.   Legal Proceedings

Reference is made to the information set forth in the Company’s Form 8-K Report dated October 22, 2007 with regard to certain pending litigation involving the Company (Item 2.01 Completion of Acquisition – Legal Proceedings).

On September 10, 2008 the Company filed an action in the United States District Court, Middle District of Florida (Serefex Corporation vs. Hickman Holdings, L.P., Chressian, LLC, The D'Anza Family Trust, Case No. 08- ).  The Complaint sets forth that in connection with an October 20, 2007 Stock Exchange Agreement between Serefex Corporation, Hickman Holdings, LP, Chressian, llc, and The D’Anza Family Trust (the “Agreement”), the Defendants’ breached their contractual and fiduciary duties under the Stock Exchange Agreement and undertook fraudulent conduct, resulting in grossly inadequate consideration paid by Serefex for the shares of common stock of W.P. Hickman Systems, Inc. acquired from the Defendants.

On October 15, 2007, Cynthia Struck as Trustee for the W.P. Hickman Systems, Inc. Employee Stock Ownership Plan and Trust filed an action in the Court of Common Pleas for Cuyahoga County, Ohio (Cynthia Strunk Trustee for the W.P. Hickman Systems, Inc. Employee Stock Ownership Plan and Trust vs. W.P. Hickman Systems, Inc., Case No. 07-6338870).  The Complaint sets forth that from at least 2002, David D’Anza, former Chairman of the Board of Directors, President and Chief Executive Officer of Hickman as well as Trustee for the D’Anza Family Trust systematically and fraudulently misappropriated millions of dollars from the Company. Additionally, the Complaint goes on to state that Mr. D’Anza also falsified Hickman financial records, and concealed blatant self-dealing by the D’Anza family. The D’Anza family orchestrated this widespread and multifaceted scheme. Since the filing of the case, David D’Anza has been removed from all positions with the Company and subsequently resigned.  Cynthia Struck has resigned as the Trustee; Richard D. Panza and Matthew W. Nakon of Wickens, Herzer, Panza, Cook & Batista Co., Counsel for the Trustee has also resigned.  Todd Bartlett, the current CFO of the Company has replaced Ms. Strunk as the Trustee and Brent Bacon of Frantz Ward LLP is substituting in as counsel for the Trustee.  Finally, the Trustee is currently amending the Complaint to add other necessary parties and claims.

On or about April 11, 2008, Robert Jonas, the former President and CEO for W.P. Hickman Systems, Inc from 1985 until 2002 filed a wrongful termination and whistleblower violations against the Hickman in the Court of Common Pleas for Cuyahoga County, Ohio (Robert Jonas vs. W.P. Hickman Systems, Inc., Serefex Corporation and Brian Dunn, Case No. 08-656375).

On or about July 9, 2008, Hickman filed a Counterclaim against Mr. Jonas alleging among other theories that he breached his fiduciary duty to Hickman and its shareholders under Ohio law (R.C. 1701.59(B); that he converted and embezzled Hickman funds, that he committed fraud and defamed Hickman after his association with Hickman ended. Since the filing of the case and the filing of the Counterclaim, Hickman has also filed a Motion to Dismiss Count I of the Complaint based upon the fact that Mr. Jonas seeks to hold Brian Dunn, an individual corporate director, and a shareholder, Defendant Serefex Corporation, liable under his public policy claim. As both state and federal courts have held, there is no liability for a public policy claim beyond an “employer,” which neither Dunn nor Serefex were. The Court has granted the Motion and dismissed Brian Dunn and Serefex Corporation out of the case. Currently the parties are conducting discovery.

On May 14, 2008, W.P. Hickman filed an action against David D’Anza, Donna D’Anza, D’Anza Family Trust, Christine B. Hooper, Aurgo Consultants, Brian D’ANZA, Christopher D’Anza, Jessica D’Anza, and Paul Patchen d/b/a T & M Construction in the Court of Common Pleas for Cuyahoga County, Ohio (W.P. Hickman Systems, Inc. vs. David D’Anza, Donna D’Anza, D’Anza Family Trust, Christine B. Hooper, Aurgo Consultants, Brian D’ANZA, Christopher D’Anza, Jessica D’Anza, and Paul Patchen d/b/a T & M Construction., Case No. 08-659496).  The Complaint sets forth that from at least 2002, David D’Anza, former Chairman of the Board of Directors, President and Chief Executive Officer of Hickman and his family members systematically and fraudulently misappropriated millions of dollars from the Company. Additionally, the Complaint goes on to state that Mr. D’Anza also falsified Hickman financial records, and concealed blatant self-dealing by the D’Anza family. The D’Anza family orchestrated this widespread and multifaceted scheme. The litigation is in the early stages.  The company is preparing various discovery requests to David D’Anza.

On June 19, 2008, W.P. Hickman filed an action against Steve Harnish, in the Court of Common Pleas for Cuyahoga County, Ohio (W.P. Hickman Systems, Inc. vs. Steve Harnish, Case No. 08-662719).  The Complaint sets forth that from at least 2002, Steve Harnish, former Director, President and Chief Executive Officer of Hickman, breached his fiduciary duties to Hickman; violated his non-compete, non-solicitation agreement; tortuously interfered with Hickman’s customers and employees; defamed and disparaged the Company after his association with Hickman ended; as well as violated the Ohio Uniform Trade Secret Act, Ohio Rev. Code § 1333.81, and Ohio common law.  The Court of Common Pleas granted Hickman’s Motion for an Injunction preventing Mr. Harnish and his agents from recruiting and soliciting Hickman’s sales representatives and sales force; soliciting Hickman’s independent contractors, customers and business partners; and making or causing to be made any false representations of fact with regard to Plaintiff's financial condition, business or products.  Subsequently, Mr. Harnish removed the case to United States Federal District Court for the Northern District of Ohio, Eastern Division, where the Court dissolved the injunction.  On or about July 3, 2008, Mr. Harnish filed a Counterclaim against Hickman alleging that Hickman owes him back wages, which Hickman denies.  Hickman has issued several Subpoenas, which has caused Mr. Harnish and his current employer to vehemently attempt to block the production of the information being sought.  The case is currently in the discovery stage.

On July 7, 2008, W.P. Hickman filed an action against Simon Roofing and Sheet Metal Corp., in the Court of Common Pleas for Cuyahoga County, Ohio (W.P. Hickman Systems, Inc. vs. Simon Roofing and Sheet Metal Corp., Case No. 08-664148).  The Complaint sets forth that Simon Roofing and Sheet Metal Corp hired Steve Harnish in direct violation of Paragraph 11 of Mr. Harnish’s Sales Agreement with Hickman, more specifically, the Covenant Not To Compete with Plaintiff.  The Complaint further alleges among other theories that Simon Roofing and Sheet Metal Corp has tortuously interfered with Hickman’s customers and employees; defamed and disparaged Hickman; as well as violated the Ohio Uniform Trade Secret Act, Ohio Rev. Code § 1333.81, and Ohio common law.  Currently the case in under an expedited litigation track and the parties are exchanging discovery materials.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART  II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market for Common Stock

The Company’s Common Stock is quoted on the OTC Electronic Bulletin Board, a service maintained by The NASDAQ Stock Market, Inc., under the symbol “SFXC.OB”.  Trading in the Company’s Common Stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions.  Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions.  Set forth below is the range high and low bid information for the Company’s Common Stock for each quarter of the years ended December 31, 2007 and 2008.

	High	Low
2007
Quarter Ended August 31, 2006	$0.08	$0.03
Quarter Ended November 30, 2006	$0.05	$0.03
Quarter Ended February 28, 2007	$0.05	$0.03
Quarter Ended May 31, 2007	$0.11	$0.04

2008
Quarter Ended August 31, 2007	$0.08	$0.05
Quarter Ended November 30, 2007	$0.07	$0.02
Quarter Ended February 29, 2008	$0.06	$0.03
Quarter Ended May 31, 2008	$0.05	$0.01

On October 13, 2008, the closing price of our Common Stock was $.002 per share.

As of October 13, 2008, there were approximately 450 stockholders of record of the Company’s Common Stock. Our registrar and transfer agent is Equity Transfer Services, Inc., located at 200 University Avenue, Suite 400, Toronto, Ontario, Canada, M5H 4H1.  Their telephone number is (416) 361-0930, and their facsimile number is (416) 361-0470.

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

Recent Sales of Unregistered Securities

The following unregistered securities were issued by the Company during the past fiscal year:

(a)           Reference is made to the Company’s Form 8-K report filed October 24, 2007

(b)           On July 24, 26 and October 3, 2007, one person exercised warrants to purchase a total of 750,000 shares of common stock at $.03 per share for a total of $22,500.00.  The shares were acquired for investment purposes only and the exemption from registration provided by Section 4(2) of the Securities Act of 1933 was relied upon.  The proceeds received were used for working capital purposes.

(c)           On December 4, 2007, the Company issued 250,000 shares each to Messrs. Dunn and Monahan for Director fees.  The price of the shares on the date of issuance was $.045 per share.  The shares were acquired for investment purposes only and the exemption from registration provided by Section 4(2) of the Securities Act of 1933 was relied upon.

(d)           On October 22, 2007, the Company issued to Messrs. Brian Dunn, Todd Bartlett and Shawn Williams 3,500,000 shares, 250,000 shares and 250,000 shares of the Company’s Common Stock.  The market price of the Company’s shares on such date was $.06 per share.  Such shares were issued for services rendered in connection with the acquisition of a majority interest in W.P. Hickman Systems, Inc.  The shares were acquired for investment purposes only and the exemption from registration provided by Section 4(2) of the Securities Act of 1933 was relied upon.

(e)           (1)           On February 28, 2008, the Company issued 1,007,619 shares to Mr. Todd Bartlett for services rendered the Company in lieu of cash.

   (2)           Also on such date, the Company issued 500,000 shares to Company counsel as consideration for legal services rendered.

   (3)           The market price of the Company’s shares on the date of issuance was $.05.

  (4)           The shares were acquired for investment purposes only and the exemption from registration provided by Section 4(2) of the Securities Act of 1933 was relied upon.

Repurchase of Shares

None.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Operational results

Sales for 2008 were $27,641,453 down 6% from 2007 of $29,404,890.  In the past four years, sales have ranged from a high in 2005 of $29.5 million to a low in 2006 of $27.1 million. Due to our products focusing on replacement and repair roofing, we are not subject to the cyclical nature of new construction.  This provides a steady sales environment for our company.  In fiscal year 2009 a significant portion of our sales reps left the company.  As a result, the company adjusted budget planning down accordingly to plan for cost appropriately.  To date for current year sales have been higher than budget and our current forecast is in the range of $26.0 to $27.0 million.  Coupled with our cost reduction efforts, we expect to yield a strong return in operating profits.

Cost of goods sold has been impacted over the last three years due to oil and steel price increases. Most of Hickman products contain asphalt. In addition, we continue to increase sales in metal roofing, both of which are directly impacted by increases in the aforementioned commodities. In 2008, 2007 and 2006, cost of goods sold as a percentage of sales was 50.2%, 45.5% and 43.6 respectively.  Due to the many changes in management and ownership this year Hickman has not raised prices of the products to keep up with the increasing material costs.  Recent changes implemented are new prices on our products and an increase in services sales. An additional impact on the cost of goods sold will be the increase on contract sales.  This will increase our sales for the new-year, but will diminish margins even further.  However, Hickman will achieve greater sales on high margin product in the future as a result of the contract work performed this year.  The combination of lower sales and lower gross profit margins resulted in a gross profit lower by $2,239,565 in 2008 compared to 2007.

Selling, General and Administrative Expenses (SGA) was lower in 2008 by only $68,250. This compares to a $1.3 million increase from 2006 to 2007. However, new management reduced the SGA by more than $1.0 million in the fourth quarter compared to the prior three quarters of 2008. Management has identified more than $3.0 million in annual cost saving to overhead, with additional reductions from controls in the operations. The savings achieved has continued into fiscal year 2009 with the first quarter showing similar results in cost for the operations.  As a result, the break even for 2009 is greatly reduced compared to prior years.  The forecasted break even for 2009 ranges from $18.5 million to $21.5 million with a projected revenue of $26.0 million.  With the changes to the gross profit structure and greatly reduced overhead Hickman expectations are for a strong 2009.

Additional expenses experienced in 2008 are the misappropriations of money, un-earned bonuses distributed to officers and sales managers and general negligent spending from prior management.  Not only the cost of these transactions, but the increase in accounting and legal fees for investigating these transactions.  Although the legal fees will continue for 2009, the level of spending will not be so dramatic.  And the those involved with the maligned spending are no longer with Hickman dramatically reducing overhead spending for 2009.

Looking forward, for 2009 we have already achieve more than half of our budgeted sales for 2009 within the first four months of operations.  Four months running our sales has surpassed budget. Sales orders continue to be strong heading into the new-year with increased contract work from major corporations as well as additional long term contracts with schools and government buildings.  This increase in our sales over budget, in addition to our reductions already achieved in SGA, Hickman is very optimistic for a profitable 2009.

Liquidity

 The roofing industry has seasonal changes.  Sales grow rapidly in the spring season, creating a tightening of cash constraints.  This results in increased payables, while the ability to borrow against receivables lags behind until product ships.  In the fall season, the sales diminish increasing the company’s cash position, and a reduction of payables.  Again, collection of sales lags the payment process which allows increased borrowing.  Winter months the receivables drop dramatically reducing the current assets. As a result, many of the current asset and current liability accounts are lower in February, but start to increase by year end resulting in the increased balances at May 31st which results in a tightening of cash, an increase in payables, due to increased purchases, and a slight increase in receivables.

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

Bankruptcy

On October 2, 2008 WP Hickman Systems, Inc., a  seventy-one percent (71%) owned subsidiary of Serefex Corporation, together with its two wholly owned subsidiaries (collectively called “Hickman”) filed a petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Western District of Pennsylvania.  Serefex is a holding company whose principal operations are carried out through Hickman.

In September, 2004, Hickman, along with its subsidiaries, entered into a Credit Facility and Security Agreement with FirstMerit Bank, N.A. (the “FirstMerit”) under which FirstMerit made available a revolving credit facility in the principal amount of $5 million (the “Revolver”) and a term loan in the principal amount of $3 million (the “Term Loan”).  As security for the Revolver and Term Loan, FirstMerit claims a first lien on, and security in, substantially all of Hickman’s real and personal assets.

In the summer of 2008, Hickman satisfied all outstanding amounts due under the Term Loan.

As for the Revolver, prior to the Petition Date, the Revolver and a lock box account served as Hickman’s cash management system.  Specifically, all of Hickman’s receivables were deposited into a lock box held at FirstMerit and applied to reduce the amount outstanding under the Revolver.  In turn, Hickman would request advances under the Revolver to fund their day-to-day operating obligations.

The original maturity date of the Revolver was October 31, 2007.  However, pursuant to numerous amendments, the maturity date was extended until July 30, 2008.  Additionally, on July 29, 2008, Hickman and FirstMerit entered into that certain Forbearance and Amendment Agreement (the “Forbearance Agreement”) whereby FirstMerit agreed to extend the maturity of the Revolver to September 30, 2008, and forebear from exercising its rights under the Revolver and related loan documents until that date.

During the forbearance period, Hickman used its best efforts to secure alternative financing to refinance the Revolver.  Indeed, Hickman obtained a written letter of intent from Valens US SPV I, LLC (“Valens”) to refinance the Revolver.  Unfortunately, due to the deeply troubled credit market, Valens decided to terminate its letter of intent and disengage from the transaction.

Notwithstanding the terms of the Forbearance Agreement, upon learning that Valens was unwilling to refinance the Revolver, beginning on September 25, 2008 – five days prior to the maturity date – FirstMerit refused to advance funds under the Revolver even though Hickman has more than $680,000 available to them under the Revolver’s receivables borrowing base (based on a borrowing base of 75%).   Nevertheless, FirstMerit continued to collect the receivables in the lock box and apply to the Revolver.  When Hickman contacted FirstMerit to discuss why the Revolver was prematurely terminated and request a further extension, FirstMerit refused to engage in any constructive discussions notwithstanding Hickman’s offer to provide approximately $4 million in additional collateral.

As of the Petition Date, the aggregate amount outstanding under the Revolver was approximately $3 million.

In light of FirstMerit’s recent inexplicable actions and the general instability of the banking industry, Hickman believes that FirstMerit intends to aggressively pursue all of its available legal remedies against Hickman, including requesting the appointment of a receiver and liquidation of Hickman’s assets.  FirstMerit would be taking these steps notwithstanding the fact that Hickman has been operating profitably for four (4) months and without regard to Hickman’s obligations to its customers, employees and unsecured creditors.

Adding to the financial stress of Hickman is the fact that Hickman’s new ownership and management (i.e. ownership and management that has been in place since February 2008) have uncovered certain accounting irregularities and potentially fraudulent activities in excess of $5.0 million by former insiders and subordinated debt holders of Hickman.  Lawsuits against certain of these insiders are pending.  Hickman intends to address these matters inside the Chapter 11 cases.

Hickman has determined the best way to protect its business, employees, customers and creditors is through the filing of this Chapter 11 case.

Item 7.  Financial Statements

The attached financial statements are unaudited. Due to Bankruptcy petition under the Federal Bankruptcy code, Serefex is not able to meet the payment obligations to the independent registered accounting firm for services rendered for the 5/31/08 audit. As a result Serefex is unable to obtain the independent auditors report and the company is filing these unaudited statements.

Serefex Corporation and Subsidiaries
Unaudited Consolidated Balance Sheets
As of May 31, 2008 and 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash and equivalents:
Cash	$406,884	$67,938
Restricted cash	290,505	1,021,150
Receivables:
Trade — net	5,618,853	5,580,615
Other	7,816	33,171
Inventories	1,382,261	2,160,473
Deferred and refundable income taxes	523,446	521,143
Deferred costs and prepaid expenses	733,018	474,211

Total current assets	8,962,783	9,858,700

PROPERTY, PLANT AND EQUIPMENT — NET	225,568	257,142

OTHER ASSETS
Other	118,377	107,539
Deferred income taxes	1,485,728	793,800
Deferred warranty costs	5,881,479	2,695,256

Total other assets	7,485,584	3,596,595

Total Assets	$16,673,935	$13,712,437

Serefex Corporation and Subsidiaries
Unaudited Consolidated Balance Sheets
As of May 31, 2007 and 2006

	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

CURRENT LIABILITIES
Current portion of long-term debt	$250,000	$600,000
Revolving credit facility	4,333,787	3,902,772
Accounts payable	3,445,507	3,309,995
Accrued expenses	3,477,614	2,777,042
Deferred Warranty Revenue	2,073,286	1,199,013

Total current liabilities	13,580,194	11,788,822

DEFERRED WARRANTY REVENUE	12,437,945	11,897,129

LONG-TERM DEBT	250,000	1,450,000
Less current portion	250,000	600,000

Net Long Term Debt	-	850,000
SUBORDINATED DEBT TO STOCKHOLDERS	3,150,931	3,150,931

STOCKHOLDERS’ EQUITY
Common Stock (600,000,000 authorized, 339,125,029 shares issued and outstanding at May 31, 2008, par value $.0001)	33,913
Common stock, without par value Authorized - 2,000,000 shares Issued - 1,097,161 and 1,051,930 shares, respectively Outstanding - 1,042,130 and 1,039,630 shares, respectively	-	11,114
Additional paid-in capital	3,176,885	366,807
Retained earnings (deficit)	(11,308,270)	(9,087,526)

	(8,097,472)	(8,709,605)
Treasury stock, at cost, 55,031, and 12,300 shares, respectively	-	(615,797)

Total stockholders’ equity before unearned ESOP shares and receivable from stockholders	(8,097,472)	(9,325,402)
Unearned ESOP shares	(900,000)	(1,450,000)
Receivable from stockholders	(3,497,663)	(3,199,043)

Total stockholders’ equity	(12,495,135)	(13,974,445)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$16,673,935	$13,712,437

Serefex Corporation and Subsidiaries
Unaudited Consolidated Statements of Operations
For the years ended May 31, 2008, 2007 and 2006

	2008		2007	2006

GROSS SALES	$27,641,453		$29,404,890	$27,093,482
Less discounts	14,940		76,952	24,715

NET SALES	27,626,513		29,327,938	27,068,767

COST OF SALES	13,872,286		13,334,146	11,788,043

GROSS PROFIT	13,754,227		15,993,792	15,280,724

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,849,108		15,917,358	14,588,445

INCOME(LOSS) FROM OPERATIONS	(2,094,881)		76,434	692,279

OTHER INCOME
Interest Income	527,282		413,369	225,109
Legal settlement	-		3,252,931	-
OTHER EXPENSE
Interest	597,912		566,365	579,855

INCOME(LOSS) BEFORE PROVISION FOR TAXES ON INCOME	(2,165,511)		3,176,369	337,533

PROVISION FOR TAXES ON INCOME	(833,151)		1,208,700	150,000

NET INCOME(LOSS)	$(1,332,360)		$1,967,669	$187,533

Earnings per share:
Basic	$(0.00	) *	$1.88	$0.18

Weighted average shares outstanding:
Basic	267,267,634		1,048,031	1,039,130

* Less than $0.005

Serefex Corporation and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
For the years ended May 31, 2008, 2007 and 2006

	2008	2007	2006

Net income (Loss)	$(1,332,360)	$1,967,669	$187,533
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	65,999	216,404	152,382
Provision related to ESOP	(338,384)	268,800	238,800
ESOP tax benefit	-	126,500	138,000
Deferred income taxes	(2,303)	923,814	(19,257)
(Increase) decrease in operating assets:	-
Restricted cash	730,645	(1,021,150)	-
Receivables	(38,240)	(433,034)	1,515,411
Inventories	778,211	(120,966)	(516,665)
Deferred costs and prepaid expenses	(258,807)	8,861	(384,718)
Other assets	(3,863,633)	(5,444)	87,616
Increase (decrease) in operating liabilities:	-
Accounts payable and accrued expenses	836,085	123,594	(195,119)
Deferred warranty revenue	1,415,090	451,044	696,651

NET CASH USED IN OPERATING ACTIVITIES	(2,007,697)	2,506,092	1,900,634
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(34,425)	(138,689)	(73,622)

NET CASH USED IN INVESTING ACTIVITIES	(34,425)	(138,689)	(73,622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving credit facility	431,013	1,338,905	(647,510)
Payments on subordinated debt to stockholders	-	(1,697,081)	-
Payments on long-term debt	(1,200,000)	(705,000)	(600,000)
Additional paid in capital	2,810,078
Purchase of treasury stock	-	(552,416)	-
Issuance of treasury stock	615,797	-	5,000
Issuance of common stock	22,799	572,102
Funds advanced to stockholder	(298,620)	(1,552,468)	(699,912)

NET CASH USED IN INVESTING ACTIVITIES	2,381,067	(2,595,958)	(1,942,422)

NET DECREASE IN CASH AND CASH EQUIVALENTS	338,945	(228,555)	(115,410)
CASH AND CASH EQUIVALENTS:
BEGINNING OF PERIOD	67,938	296,493	411,904

END OF PERIOD	$406,883	$67,938	$296,493

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$297,727	$277,179	$286,817
Income taxes	151,145	5,911	61,992

Serefex Corporation and Subsidiaries
Unaudited Consolidated Statements of Stockholders’ Equity
For the years ended May 31, 2008, 2007 and 2006

	Common Stock		Additional	Retained	Treasury Stock		Unearned	Receivable
	Shares		Paid-in	Earnings			ESOP	from	Stockholders’
	Issued #	Amount $	Capital $	(Deficit) $	Shares	Amount $	Shares $	Stockholder $	Equity $
BALANCE – MAY 31, 2005	1,051,930	10,519	-	(11,019,375)	13,300	(68,534)	(2,650,000)	(946,663)	(14,674,053)

Net income	-	-	-	187,533	-	-	-	-	187,533
Issuance of treasury stock		-	-	(153)	(1,000)	5,153	-	-	5,000
Funds advanced to Stockholder								(699,912)	(699,912)
ESOP contributions earned	-	-	(138,000)	(223,200)	-	-	600,000	-	238,800
Tax benefit from ESOP	-	-	138,000	-	-	-	-	-	138,000

BALANCE – MAY 31, 2006	1,051,930	10,519	-	(11,055,195)	12,300	(63,381)	(2,050,000)	(1,646,575)	(14,804,632)

Net income	-	-	-	1,967,669	-	-	-	-	1,967,669
Shares Issued	59,532	595	571,507			-			572,102
Purchase of treasury stock		-	-	-	42,731	(552,416)	-	-	(552,416)
Funds advanced to Stockholder								(1,552,468)	(1,552,468)
ESOP contributions earned	-	-	(331,200)	-	-	-	600,000	-	268,800
Tax benefit from ESOP	-	-	126,500	-	-	-	-	-	126,500

BALANCE – MAY 31, 2007	1,111,462	11,114	366,807	(9,087,526)	55,031	(615,797)	(1,450,000)	(3,199,043)	(13,974,445)

Net income				(1,332,360)					(1,332,360)
Funds advanced to Stockholder								(298,620)	(298,620)
ESOP contributions earned									-
Stock Transaction Adjustment	338,013,567	22,799	2,810,078		(55,031)	615,797			3,448,674
Tax benefit from ESOP									-
				(888,384)			550,000		(338,384)

BALANCE – MAY 31, 2008	339,125,029	33,913	3,176,885	(11,308,270)	-	-	(900,000)	(3,497,663)	(12,495,135)

SEREFEX CORPORATION

Notes to Unaudited Financial Statements

For Years Ended May 31, 2008 and May 31, 2007

Note 1. Organization and Summary of Significant Accounting Policies

A.
Nature and Business – W. P. Hickman Systems, Inc. (the “Company”), an Ohio Corporation, is a sales and manufacturing organization that provides premium quality roofing products and services to building owners. The Company offers a broad range of services designed to coordinate every aspect of a roofing project, including the material manufacturer, the contractor, and the building owner. Services include visual and infranalysis inspection to evaluate the existing roof condition, development of recommendations, coordination of specification preparation, contractor selection, contract negotiations, progress inspections, and planning for future projects. The Company works closely with its suppliers to ensure quality control. The Company owns the formulas for products that suppliers manufacture. In 1997, manufacturing of certain coatings and adhesives was brought in-house to the Company’s Pennsylvania plant. The plant primarily manufactures Hickman’s BUR Plus 505 product, which is a modified coal tar pitch roofing material that may be used as an interply adhesive or a protective coating. The Company has a national market with a concentration in the east, midwest, and southeast parts of the United States. The construction industry, in particular roofing and waterproofing which serves as the primary market for Hickman products and services, is cyclical and is influenced by seasonal factors, as construction activities are usually lower during winter months than other periods. As a result, revenues and operating results generally will be lower in the first and second quarters of each calendar year (last two quarters of fiscal year, ending May 31).

B.
Principles of Consolidation – The consolidated financial statements include the accounts of Serefex Corporation, W.P Hickman Systems, Inc. and its wholly-owned subsidiaries, A.M. Technologies, Inc. (formerly Hickman Services, Inc.), CDI Restoration Services, Inc. (formerly CDI Construction & Management, Inc.), Contractors Diversified, Inc. (formerly Hickman Architectural Services, Inc.), Hickman Manufacturing, Inc., and ValuTech Products and Services, Inc. (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

C.
Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D.
Cash and Equivalents – The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. As of May 31, 2008, $290,504 serving as collateral for a line of credit was reported as current restricted cash and equivalents on our consolidated balance sheet.

E.
Concentrations – The majority of cash and cash equivalents are deposited in one financial institution. The deposits in excess of federally insured limits are subject to risk. The balances of these deposits fluctuate throughout the year based on the operations of the Company. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers and markets into which the Company’s products and services are provided. For the year ended May 31, 2008, one customer accounted for approximately 18.5% of revenue. For the year ended May 31, 2007, two customers accounted for approximately 8% and 6.5% of revenue. There were no customers who accounted for more than 5.0% of revenue for the year ended May 31, 2006.  The Company currently purchases certain components of its performance roofing materials from a limited number of suppliers. Management has identified additional suppliers that provide similar products on comparable terms. The two largest suppliers provide approximately 7.7% and 3.3%; 10% and 15%; and 17% and 13%, of overall supply requirements for year ended May 31, 2008, 2007, and 2006, respectively.

F.
Accounts Receivable – The Company grants credit primarily to customers in the roof coatings and roofing systems industries throughout the United States. Accounts receivable are carried at the outstanding principal balance, adjusted for an allowance for doubtful accounts. Credit is extended based on an evaluation of a customer’s financial condition and collateral is generally not required. Accounts receivable are typically due within 30 days and are stated at amounts due from customers net of allowance for doubtful accounts. Accounts outstanding longer than the contractual payments terms are considered past due.

       2008                                   2007
Trade Receivables                                                6,690,079                             6,081,465
Allowance for doubtful accounts                           (1,071,226)                            (500,850)

The allowance is determined by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

       2008                                  2007
Beginning Balance                                                  500,850                              174,848
Less:  Write offs                                                    (100,630)                           (159,820)
Plus :  Reserves                                                      106,328                              485,822
Ending Balance                                                       506,548                              500,850

G.
Inventories – Inventories are stated at the lower of cost of market. In general, cost represents current purchase costs applied on the first-in, first-out (FIFO) method. Inventories consist primarily of finished goods related to structural or maintenance roofing materials.

H.
Property, Plant and Equipment – Property, plant and equipment are recorded at cost, net of accumulated depreciation and amortization. Depreciation for financial reporting purposes is provided on the straight-line and the accelerated basis over the estimated useful lives of the assets except for leasehold improvements which are amortized over the lesser of the term of the lease or the estimated lives of the assets. Gains and losses are reflected in income upon sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment or increase productivity are capitalized. Ordinary repairs and maintenance are charged to operating costs.

At May 31, 2008 and 2007 property, plant and equipment and the associated depreciable lives assigned to the classes of assets consisted of the following:

                                                                                            2008                                         2007
Property, plant and equipment
Machinery and equipment                            460,952                                              487,832
Furniture & fixtures                                     730,900                                              822,409
Leasehold improvements                              732,253                                              732,253
Building                                                      119,392                                              119,392
Land                                                            29,370                                                29,370
                                                                                       2,072,867                                            2,191,256

Accumulated depreciation and amortization
Machinery and equipment (5-7 year lives)   (411,426)                                            (439,799)
Furniture and fixtures (3-7) year lives          (670,725)                                            (732,231)
Leasehold improvements (5 yr life-of lease) (732,253)                                            (732,253)
Building (39 year life)                                   (32,892)                                              (29,831)
   (1,847,299)                                         (1,934,114)

Net Property, plant and equipment                             225,258                                             257,142

Depreciation and amortization expense amounted to $65,999, and $216,404 for years ended May 31, 2008,and May 31, 2007, respectively.

I.	Accrued Expenses – At May 31, 2008 and 2007, accrued expenses consisted of the following:

          2008                                          2007
Accrued commissions                       2,071,261                                  1,628,083.00
Accrued interest payable                   1,032,645                                    731,184.00
Other                                                  373,708                                    417,775.00
                                3,477,614                                 2,777,042.00

K.
Income Taxes – Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax basis of assets and liabilities, applying enacted statutory rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of these benefits is considered to be more likely than not.

L.
Fair Value of Financial Instruments – The Company considers carrying amounts of cash and cash equivalents, receivables, and accounts payable to approximate fair value because of the short maturity of these financial instruments. Amounts outstanding under long-term debt agreements are considered to be carried on the financial statements at their estimated fair values because they were entered into recently and/or accrue interest at rates which generally fluctuate with interest rate trends.

M.
Advertising Expense – The costs of advertising, promotion, and marketing programs are charged to expense in the fiscal year incurred. During the years ending May 31, 2008, 2007 and 2006, the Company incurred marketing and promotion expense of $172,163, $157,871 and $73,519, respectively.

N.
Research and Development Expenses — The costs of research and development are charged to expense in the fiscal year incurred. During the years ended May 31, 2008, 2007 and 2006, the Company incurred research and development expenses of $1,069,375, $1,108,188 and $1,031,420,  respectively.

O.
Commission Expense – The Company pays commissions to its sales force calculated on a calendar year basis. The Company accrues commissions at May 31 of each year for only those sales employees who achieved commissions in excess of their payroll draw through May 31 of each year. The Company does not record a receivable from employees who have not exceeded their annual payroll draw even though subsequent sales may result in the draw expensed being recaptured.

P.
Revenue recognition — Revenue, net of trade discounts and allowances, is recognized provided that (1) evidence of an arrangement exists, (2) delivery has occurred, (3) the price is fixed or determinable and (4) collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer, for products, or when the service has been provided. Product revenue is generated predominantly from the sales of various types of roofing systems and related maintenance products. Service revenue includes extended warranty and maintenance contracts. Service revenue from extended warranties and maintenance contracts is deferred and recognized over the contractual period. In addition the four revenue recognition criteria described above must be met before service revenue is recognized.

Q.
Extended Warranty and Maintenance Contracts — Revenue from extended warranty and maintenance contracts with terms beyond one year is deferred and recognized on a straight-line basis over the contract period. The related direct costs (primarily commissions) associated with the sale of extended warranty and maintenance contracts are also deferred and recognized on the same basis as the associated revenues. Other related costs are expensed as incurred. Amounts representing deferred warranty and maintenance contract revenue for the next twelve months are included in current liabilities on the consolidated balance sheet and were $ 2,073,286 and $1,199,013 at May 31, 2008 and 2007, respectively. The long-term deferred amounts are reported as non-current liabilities on the consolidated balance sheet and were $12,437,946 and $11,897,129 at May 31, 2008 and 2007, respectively. Comparable amounts for direct costs associated with the deferred revenue for the next 12 months are included in current assets on the consolidated balance sheet and were $539,696 and $275, 694 at May 31, 2008 and 2007, respectively. The non-current amounts are recorded in other assets on the consolidated balance sheet and were $5,881,479 and $2,695,256 at May 31, 2008 and 2007, respectively.

2008                                                      2007
Deferred Revenue
Opening Balance                 13,096,142.00                                          12,645,098.00
New Contract Deferral         3,134,996.00                                            3,562,220.00
Recognition of Revenue       (1,719,906.00)                                         (3,111,176.00)
Ending Balance                   14,511,232.00                                          13,096,142.00

2008                                                      2007
Deferred Warranty Costs
Opening Balance                2,970,950.00                                             2,868,720.00
New Contract Deferral         750,995.00                                                852,722.00
Recognition of Revenue       (401,543.00)                                             (750,492.00)
Ending Balance                  3,320,402.00                                             2,970,950.00

Note 2. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN No. 48”). FIN No. 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN No. 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN No. 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact of FIN No. 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 will be applied prospectively with some exceptions that will be accounted for as a cumulative-effect adjustment. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

Note 3. Segment Reporting

Pursuant to Statement of Financial Accounting Standard No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has determined it operated in only one segment.

Note 4. Receivable from Stockholders

Receivable from stockholders consisted primarily of $3,497,663 and $3,153,420 due from former officers at May 31, 2008 and 2007, respectively (see note 8).

Note 5. Financing Arrangements

The Company’s financing arrangements consisted of the following at May 31, 2007 and 2006:
Bank –Revolving credit facility of $6,000,000 with seasonal limits, secured by all assets of the Company. Borrowings mature on September 30, 2008. Borrowings bear interest payable monthly at the bank’s prime rate. The average daily loan balance for the years ended May 31, 2008 and 2007 was $ 3,188,838 and $1,793,942, respectively. Ending balances for year ending May 31, 2008 and 2007 were $4,333,787 and $3,902,772 respectively.   Subsequently, on September 25, 2008 First Merit closed the ling of credit prematurely.

Bank –$3,000,000 term note payable in equal monthly installments of principal of $50,000 plus interest through October 2009, bearing interest at .25% over the bank’s prime rate. The note is secured by all the assets of the Company.

   2008                                                2007
Balance as of May 31                            $250,000                                         $1,450,000
Less current portion                                 250,000                                             600,000
                                                $         -                                          $   850,000

The loan agreements contain covenants, which require the Company to maintain certain financial tests and ratios and limits loans and advances to outside parties and certain other items. For purpose of the Company’s borrowings, the prime rate was 5% and 8.25% at May 31, 2008 and 2007, respectively. The average interest rate was 7.02%, 8.23% and 7.24% for the years ended May 31, 2008, 2007 and 2006 respectively, At May 31, 2007, scheduled maturities of the term debt are $250,000 for the year ending May 31, 2009. Subsequently the term note has been paid off in full within terms and prior to ending term date.

Note 6. Subordinated Debt to Stockholders

The Company has unsecured subordinated term notes payable to certain stockholders and affiliated entities amounting to $1,918,710 as of May 31, 2008 and f May 31, 2007. These notes bear interest at the bank’s prime rate and are payable in varying annual installments through maturity in 2010 subject to the subordination agreement with the bank.

The Company has a secured subordinated demand promissory note payable in the amount of $1,232,221 as of May 31, 2008 and 2007, bearing interest at 7% with Hickman Holdings, L.P., a related party entity. The note is secured by the assets of the Company. Currently, payments are not being made because of subordination to bank debt.

Note 7. Lease Obligations

The Company leases office and warehouse space and equipment under non-cancelable operating leases. The office and warehouse lease is a month to month triple net lease, which calls for monthly lease payments of $22,000. The lease is adjusted on twelve-month intervals by an amount equal to the current lease payment multiplied by the change in the Consumer Price Index for the prior calendar year. The office and warehouse lease is with a party related through common ownership.

Rental expense under operating leases amounted to approximately $280,103, $293,600 and $264,400 for the years ended May 31, 2008, 2007 and 2006, respectively. Additional rental expense of approximately $23,400, $29,400 and $16,700  was incurred pursuant to various warehouse agreements for 2008, 2007 and 2006, respectively.

Note 8. Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions, and complaints. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters or, if not, what the impact might be. However, the Company’s management does not expect that the results of any of these legal proceedings will have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Reference is made to the information set forth in the Company’s Form 8-K Report dated October 22, 2007 with regard to certain pending litigation involving the Company (Item 2.01 Completion of Acquisition – Legal Proceedings).

On September 4, 2008 the Company filed an action in the United States District Court, Middle District of Florida (Serefex Corporation vs. Hickman Holdings, L.P., Chressian, LLC, The D'Anza Family Trust, Case No. 08- ).  The Complaint sets forth that in connection with an October 20, 2007 Stock Exchange Agreement between Serefex Corporation, Hickman Holdings, LP, Chressian, llc, and The D’Anza Family Trust (the “Agreement”), the Defendants’ breached their contractual and fiduciary duties under the Stock Exchange Agreement and undertook fraudulent conduct, resulting in grossly inadequate consideration paid by Serefex for the shares of common stock of W.P. Hickman Systems, Inc. acquired from the Defendants.

On October 15, 2007, Cynthia Struck as Trustee for the W.P. Hickman Systems, Inc. Employee Stock Ownership Plan and Trust filed an action in the Court of Common Pleas for Cuyahoga County, Ohio (Cynthia Strunk Trustee for the W.P. Hickman Systems, Inc. Employee Stock Ownership Plan and Trust vs. W.P. Hickman Systems, Inc., Case No. 07-6338870).  The Complaint sets forth that from at least 2002, David D’Anza, former Chairman of the Board of Directors, President and Chief Executive Officer of Hickman as well as Trustee for the D’Anza Family Trust systematically and fraudulently misappropriated millions of dollars from the Company. Additionally, the Complaint goes on to state that Mr. D’Anza also falsified Hickman financial records, and concealed blatant self-dealing by the D’Anza family. The D’Anza family orchestrated this widespread and multifaceted scheme. Since the filing of the case, David D’Anza has been removed from all positions with the Company and subsequently resigned.  Cynthia Struck has resigned as the Trustee; Richard D. Panza and Matthew W. Nakon of Wickens, Herzer, Panza, Cook & Batista Co., Counsel for the Trustee has also resigned.  Todd Bartlett, the current CFO of the Company has replaced Ms. Strunk as the Trustee and Brent Bacon of Frantz Ward LLP are substituting in as counsel for the Trustee.  Finally, the Trustee is currently amending the Complaint to add other necessary parties and claims.

On or about April 11, 2008, Robert Jonas, the former President and CEO for W.P. Hickman Systems, Inc from 1985 until 2002 filed a wrongful termination and whistleblower violations against the Company in the Court of Common Pleas for Cuyahoga County, Ohio (Robert Jonas vs. W.P. Hickman Systems, Inc., Serefex Corporation and Brian Dunn, Case No. 08-656375).  On or about July 9, 2008, the company filed a Counterclaim against Mr. Jonas alleging among other theories that he breached his fiduciary duty to the Company and its shareholders under Ohio law (R.C. 1701.59(B); that he converted and embezzled Company funds, that he committed fraud and defamed the Company after his association with the Company ended. Since the filing of the case and the filing of the Counterclaim, the Company has also filed a Motion to Dismiss Count I of the Complaint based upon the fact that Mr. Jonas seeks to hold Brian Dunn, an individual corporate director, and a shareholder, Defendant Serefex Corporation, liable under his public policy claim. As both state and federal courts have held, there is no liability for a public policy claim beyond an “employer,” which neither Dunn nor Serefex were. The Court has granted the Motion and dismissed Brian Dunn and Serefex Corporation out of the case. Currently the parties are conducting discovery.

On May 14, 2008, W.P. Hickman Systems, Inc. filed an action against David D’Anza, Donna D’Anza, D’Anza Family Trust, Christine B. Hooper, Aurgo Consultants, Brian D’ANZA, Christopher D’Anza, Jessica D’Anza, and Paul Patchen d/b/a T & M Construction in the Court of Common Pleas for Cuyahoga County, Ohio (W.P. Hickman Systems, Inc. vs. David D’Anza, Donna D’Anza, D’Anza Family Trust, Christine B. Hooper, Aurgo Consultants, Brian D’ANZA, Christopher D’Anza, Jessica D’Anza, and Paul Patchen d/b/a T & M Construction., Case No. 08-659496).  The Complaint sets forth that from at least 2002, David D’Anza, former Chairman of the Board of Directors, President and Chief Executive Officer of Hickman and his family members systematically and fraudulently misappropriated millions of dollars from the Company. Additionally, the Complaint goes on to state that Mr. D’Anza also falsified Hickman financial records, and concealed blatant self-dealing by the D’Anza family. The D’Anza family orchestrated this widespread and multifaceted scheme. The litigation is in the early stages.  The company is preparing various discovery requests to David D’Anza.

On June 19, 2008, W.P. Hickman Systems, Inc. filed an action against Steve Harnish, in the Court of Common Pleas for Cuyahoga County, Ohio (W.P. Hickman Systems, Inc. vs. Steve Harnish, Case No. 08-662719).  The Complaint sets forth that from at least 2002, Steve Harnish, former Director, President and Chief Executive Officer of the Company, breached his fiduciary duties to the Company; violated his non-compete, non-solicitation agreement; tortuously interfered with the Company’s customers and employees; defamed and disparaged the Company after his association wit the Company ended; as well as violated the Ohio Uniform Trade Secret Act, Ohio Rev. Code § 1333.81, and Ohio common law.  The Court of Common Pleas granted the Company’s Motion for an Injunction preventing Mr. Harnish and his agents from recruiting and soliciting the Company’s sales representatives and sales force; soliciting the Company’s independent contractors, customers and business partners; and making or causing to be made any false representations of fact with regard to Plaintiff's financial condition, business or products.  Subsequently, Mr. Harnish removed the case to United States Federal District Court for the Northern District of Ohio, Eastern Division, where the Court dissolved the injunction.  On or about July 3, 2008, Mr. Harnish filed a Counterclaim against the Company alleging that the Company owes him back wages, which the Company denies.  The Company has issued several Subpoenas, which has caused Mr. Harnish and his current employer to vehemently attempt to block the production of the information being sought.  The case is currently in the discovery stage.

On July 7, 2008, W.P. Hickman Systems, Inc. filed an action against Simon Roofing and Sheet Metal Corp., in the Court of Common Pleas for Cuyahoga County, Ohio (W.P. Hickman Systems, Inc. vs. Simon Roofing and Sheet Metal Corp., Case No. 08-664148).  The Complaint sets forth that Simon Roofing and Sheet Metal Corp hired Steve Harnish in direct violation of Paragraph 11 of Mr. Harnish’s Sales Agreement with the Company, more specifically, the Covenant Not To Compete with Plaintiff.  The Complaint further alleges among other theories that Simon Roofing and Sheet Metal Corp has tortuously interfered with the Company’s customers and employees; defamed and disparaged the Company; as well as violated the Ohio Uniform Trade Secret Act, Ohio Rev. Code § 1333.81, and Ohio common law.  Currently the case in under an expedited litigation track and the parties are exchanging discovery materials.

Note 9. Stock Options

W.P Hickman has a stock option plan (the “Option Plan”) to provide current and future employees incentives to stimulate active interest in the development and financial success of the W.P Hickman. The Option Plan provides for the granting of “non-qualified stock options,” under Section 422 of the Internal Revenue Code of 1986, as amended, to purchase not more than 250,000 shares of common stock at an option price determined by the valuation obtained by the Company for its Employee Stock Ownership Plan & Trust most recent to the date the Option is granted. The option prices per share of common stock which is the subject of stock options under the Option Plan must be at least equal to 100% of the fair market value of Hickman’s shares of common stock on the date the option is granted. The Board shall determine when each option is to expire but no option shall be exercisable for a period of more than 10 years from the date upon which the option is granted. Options granted under the Option Plan terminate upon the expiration of the option, termination for cause, retirement, disability, or death. A summary of stock options transactions during the fiscal years2008,  2007 and 2006 is as follows:

Prior to the adoption of SFAS No. 123 (R), the Company provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” No employee share-based compensation expense was reflected in the Company’s results from operations for the years ended May 31, 2006 or 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

		Weighted
		Average
		Exercise
	Number	Price per
	of Shares	Share

Options outstanding May 31, 2008, 2007 and 2006.	188,711	$8.18

Through the year ended May 31, 2006, the Company accounted for share-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees"(“APB No. 25”). Under the intrinsic value method, the Company would only record compensation expense related to stock options in its consolidated statement of operations when the exercise price of an employee share-based award was less than the market price of the underlying stock on the date of the grant. No compensation expense was recorded relative to the options granted for the years ended May 31, 2006 and 2005

Note 10. Income Taxes

The consolidated provision for taxes based on income is comprised of the following:

Year Ended May 31

	2008	2007	2006
Current
Federal	$8,673	$65,000	$1,900
State		63,200	-
Deferred
Federal	67,099	(463,600)	(25,500)
Utilization of NOL	(1,190,781)	1,240,200	32,900
State	(232,603)	177,400	2,700
Tax benefit from ESOP	488,381	126,500	138,000

Total provision for income taxes	$(859,231)	$1,208,700	$150,000

An analysis of the Company’s deferred tax assets at May 31, 2008, 2007 and 2006 showing the tax effects of significant temporary differences follows:

	2008	2007	2006

Deferred tax assets
Accured interest	$216,290	$183,000	$139,000
Amortization and depreciation	230,454	198,000	155,000
Accrued vacation	42,468	41,200	39,500
Bad debt reserve	190,949	191,000	61,000
Net operating loss carryforwards	1,163,947	504,400	1,744,600
AMT credit carryover	91,327	91,400	26,400
Other	14,934	13,500	11,000
Total deferred tax asset	$1,950,369	$1,222,500	$2,176,500
Current	464,641	428,700	250,500
Long Term	$1,485,728	$793,800	$1,926,000

Although realization is not assured, management believes it is more likely than not that all of the deferred income tax assets will be realized. The amount of the deferred income tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. At May 31, 2007, for regular income tax purposes, the Company has remaining federal and state net operating loss carry forwards of approximately $1,351,000, which expire in varying amounts between 2020 through 2022.

In accordance with SFAS No. 109, Accounting for Income Taxes , if the cost of ESOP shares committed to be released is greater than their fair value, the employer credits the tax effect of the amount by which the deductible tax expense exceeds the book tax expense to stockholders’ equity. During the years ended May 31, 2008, 2007 and 2006, the excess cost over fair value resulted in a tax benefit from the ESOP in the amount of $94,703 $126,500 and $138,000, respectively.

The following table reconciles income taxes based on the U.S. statutory tax rate to the company’s income tax expense:

	Year Ended May 31
	2008	2007	2006

Income tax expense based on U.S. statutory tax rate	(747,451)	1,080,000	114,800
State Income taxes, net of federal income tax benefit	(113,268)	127,000	13,500
Adjustment for NOL Valuation		-	-
Non deductible expenses and other	1,488	1,700	21,700

Total taxes on income	(859,231)	1,208,700	150,000

Note 11. Employee Stock Ownership Plan (ESOP)

Effective in January 1999, W.P Hickman formed an ESOP Trust (“Trust”) for the purpose of acquiring approximately 37% of the Company’s common shares from certain existing stockholders in a leveraged ESOP transaction. The Trust borrowed $6,500,000 from the Company to purchase 269,486 common shares from certain stockholders. The ESOP covers substantially all hourly and salaried employees who have completed one year of service and have attained age 21.
The Company makes annual contributions to the ESOP equal to the ESOP’s debt repayment to the Company. The ESOP shares were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service deemed paid in the year. The shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released (or committed to be released) from collateral, the Company reports expense equal to the current market price of the shares. For the years ending May 31, 2008, 2007 and 2006, ESOP expense from the debt repayment and release of shares was $1,281,00, $268,800 and $238,800,  respectively.

The Company elected to make employer cash contributions of approximately $6590,000, $57,900 and $90,200 during the years ended May 31, 2007 and 2006, respectively to the ESOP.

ESOP shares as of May 31, 2008 are comprised of:

Allocated shares                                                                            199,005
Unreleased shares                                                                           70,481
Total ESOP shares                                                                         269,486

Fair value of unreleased shares                                                      $396,144

The Company estimates, based on its principal payments from January 1, 2007 to May 31, 2007 on the term note with the bank, it has committed to release approximately 10,400 of the 70,481 shares depicted as unreleased shares at May 31, 2007.

Note 12. Transaction With Related Parties

As disclosed in Note 4, the Company has receivables from stockholders.

As disclosed in Note 7, the office and warehouse space is leased from a related party.

Included in other receivables are amounts due from employees amounting to $7,326, $18,846 and $35,843 as of May 31, 2008, 2007, and 2006, respectively.

Included in payables are amounts due to employees amounting to $22,045, $49,258 and $28,336 as of May 31, 2008,  2007 and  2006, respectively.

Note 13. Retirement Plan

The Company maintains a qualified defined contribution 401(k) retirement plan, which covers substantially all its employees meeting certain age and length of service requirements. Contributions to the plan are funded totally by employees.

Note 14. Subsequent Events

On October 2, 2008 Hickman filed for bankruptcy protection under chapter 11 of the federal bankruptcy code.  Although, as stated above, Hickman  has reduced the SGA, and is returning a profit in the first quarter of 2009, FirstMerit decided to not grant any more extensions on our lending facility.  Although Hickman was within the financial formulas and always made the payments in a timely manner, the Bank’s decision was to shut off our line of credit five days prior to the forbearance agreement expired.  At the time, Hickman  had excess borrowing capacity of more than $680,000.  Payments to creditors were timely, until the bank started reducing our lending capacity in August.  Since we have only three months of operating profitably, and with the current banking conditions, Hickman was not able to obtain a replacement line of credit.  At the time of filing, the bank was taking 100% of Hikman receivables in the Hickman lockbox and applying it to the line of credit, and not allowing any Hickman checks to clear.  The reason provided by the bank for asking us to exit the bank was due to the derivative lawsuit filed on behalf of the ESOP, which is non-financial.

The sole reason for filing for bankruptcy was for protection from FirstMerit. Currently, we are confident that Hickman  will be able to operate from cash flow, continue achieve profits and emerge from bankruptcy protection.  We are running more efficient internally with further cost reductions being achieved through internal efficiencies, improved negotiated savings with service providers and greater overhead reductions.  Additionally, current sales are over our projected budget.  Our budget was set at $21.5 Million for fiscal year 2009.  Hickman has already achieved more than $13.0 million in sales in the first four months.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Reference is made to the Company’s Form 8-K Report filed December 31, 2007 with the Commission.

Item 8A (T). Controls and Procedures

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

On October 22, 2007, the Company consummated a Stock Exchange Agreement with Hickman Holdings, L.P., and the D’Anza Family Trust (“Sellers”), whereby in exchange for 741,344 shares of Common Stock of W.P. Hickman Systems, Inc., representing approximately 68% of the outstanding shares of Common Stock of Hickman, Serefex issued to Sellers an aggregate of 172,482,666 shares of its Common Stock.  Prior to this transaction, W.P. Hickman was a privately owned company.  As of February 29, 2008, management, primarily chief executive officer and chief financial officer initiated an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the chief executive officer and chief financial officer have concluded the disclosure controls and procedures currently in place for W.P. Hickman are ineffective.  Controls have not been implemented mainly due to the lack of time since the acquisition.  Specifically, critical combinations of process tasks exist in several functions of the organization.  Operational and systematic changes will be made to implement proper controls and disclosures.

Item 8B.  Other Information

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

DIRECTORS AND OFFICERS

Name                                           Age                      Position                                           Period In Office

Brian S. Dunn                                              41                      Director                                           April 2005 - Present
                    Chief Executive Officer,                    June 2002 - Present
                    President and Secretary

Todd A. Bartlett                                           43                     Chief Financial Officer and                June 2002 - President
                    Treasurer

Shawn M. Williams                                      37                      Vice President                                  December 2005-Present

Terrence P. Monahan                                  43                      Director                                            June 2002 – Present

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

Audit Committee Financial Expert

The Company does not have a separately designated standing audit committee.  The entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company.  Presently, there are only two (2) directors serving on the Company’s Board, and the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an “audit committee financial expert”, but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable.  While neither of our current directors meets the qualifications of an “audit committee financial expert”, each of the Company’s advisors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities.

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

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid to the Company’s Chief Executive Officer, and other executive officer’s whose annual compensation for services rendered to the Company exceeded $100,000 during 2008.

Summary Compensation Table

	Annual Compensation
Name	Title	Year	Salary	Relocation Bonus	Stock Award	Other Compensation.	Total

Brian S. Dunn	Pres.	2008 2007	$146,624 105,300	$45,000	$210,000	$66,108*	$467,732 105,300

Todd A. Bartlett	CFO	2008	$87,500	$19,150	$46,233	$28,806	$181,689
		2007			8,772		8,772
Shawn Williams	Vice Pres.	2008 2007	$112,051 80,000	$19,000	$15,000 3,000	$49,524	$195,575 83,000

* Includes Director’s compensation of 250,000 shares of common stock ($11,250)

Employment Contracts

Brian S. Dunn:       On October 20, 2007, the Company entered into an employment agreement with Mr. Brian Dunn, pursuant to which Mr. Dunn agreed to serve as President and Chief Executive Officer of the Company.  The principal terms of the agreement are as follows:

Term:   Commencing October 20, 2007 and ending May 31, 2017 provided that the period of employment shall automatically be extended on a day by day basis effective on and after June 1, 2012 (so that the remaining term shall always be five (5) years) until such date as either the Company or Mr. Dunn shall have terminated such automatic extension provision by giving written notice to the other.

Base Salary:  $175,000 per year, increasing at an annual rate of 10% over the previous year’s base salary.

Annual Bonus:  Determined by Board, or a committee thereof, with a targeted bonus, based on a formula, of $100,000 with a maximum of no less than $250,000.

    Stock Grant:   3,500,000 shares of common stock having a fair market of $.06 per share on October 22, 2007.

Deferred Compensation:  Upon termination of employment (unless terminated by the Company for cause or by the Executive for other than Good Reason), Mr. Dunn shall be entitled to a cash benefit (the "Deferred Compensation") in the form of a single life annuity for his life, commencing on the earlier of his 62nd birthday or termination of employment, in an amount equal to his Final Earnings as defined by his contract. Final Earnings shall equal the sum of his (i) then-current Base Salary as of the date of termination and (ii) most recent annual bonus (or then-current Target Amount, if greater) as of the date of termination; provided, however, that final earnings shall not be less than two hundred seventy five thousand dollars ($275,000) (the sum of the original Base Salary and original Target Amount under this Agreement).

Relocation: Payment of all relocation expenses, reasonable temporary living expenses for a period not to exceed one year and a relocation bonus of $45,000.

Termination / Change in Control:   If the Company shall terminate the Mr. Dunn’s employment without cause, or due to a change in control, Mr. Dunn shall receive (i) five million dollars ($5,000,000), within fifteen (15) days after the date of termination, and (ii) immediate full vesting of (i.e., full exercisability for) any options previously granted and not yet vested as of the date of termination.

Shawn M. Williams:   On November 15, 2007, the Company entered into an employment agreement with Mr. Shawn Williams, pursuant to which Mr. Williams agreed to serve as Chief Operations Officer of the Company.  The principal terms of the agreement are as follows:

Term:  Commencing November 15, 2007 and terminating December 31, 2012 and extending for successive twelve month periods unless either party determines not to extend.

Base Salary:  $140,000 per year.  Thereafter, Mr. Williams’ base salary for each subsequent 12-month period commencing November 16, 2008, shall be fixed at a minimum amount of one hundred and ten percent (110%) of his base salary during the immediately preceding fiscal year.

Annual Bonus:  Determined by Board, or a committee established by the Board.  The targeted amount, based on a formula to be determined, shall be $100,000.

Relocation:  Payment of all relocation expenses, reasonable temporary living expenses for a period not to exceed one year and a relocation bonus of $19,000.

Stock Grant:  250,000 shares of common stock having a fair market value of $.06 per share on October 22, 2007.

Termination Benefits:  Upon termination by the Company, without cause, or by Williams for Good Reason (as defined), the Company will pay to Williams in a lump sum an amount equal to 500% of the annual base salary that was in effect as of the effective date of termination.

Todd A. Bartlett:   On October 21, 2007, W.P. Hickman entered into an employment agreement with Mr. Todd Bartlett, pursuant to which Mr. Bartlett agreed to serve as Chief Financial Officer of the Company.  The principal terms of the agreement, as supplemented by the Company, in an agreement dated October 22, 2007 and are as follows:

Term:  Commencing October 22, 2007 and terminating October 20, 2010 and extending for successive twelve month periods unless either party determines not to extend.

    Base Salary:  $150,000 per year.

Annual Bonus:   At the discretion of the Board or a committee established by the Board.

Relocation:  Payment of all relocation expenses, reasonable temporary living expenses for a period not to exceed one year and a relocation bonus of $19,000.

Termination Benefits:  Upon termination by the Company, without cause, or by Mr. Bartlett for Good Reason (as defined), the Company will pay to Mr. Bartlett an annual bonus equal to $100,000 for each year, or portion thereof (on a pro-rated basis), during the remainder of the three-year initial term or one-year extended term, as applicable, payable at the time annual bonuses are paid to other executives of the Company.

Stock Options

There were no options granted by the Company in fiscal 2008 and no options were outstanding at May 31, 2008.

Director’s Stock Option Plan

The Company’s 2000 Director Stock Option Plan (the “Director Plan”) provides for the granting of an option to purchase 20,000 shares of Common Stock to each outside director on the date of each annual meeting of the stockholders of the Company.  However, as of June 2002, the Board of Directors voted to suspend this provision indefinitely.  Other than such Director Plan, the Company does not have a standard compensation plan pursuant to which its directors are compensated for their services as a director, committee participant, or special assignments.

Director’s Compensation

On December 4, 2007, the Company issued to Messrs.  Terrence Monahan and Brian Dunn 250,000 shares of restricted common stock each for serving as directors of the Company for the period ended May 31, 2008.  Based on a closing price of $0.045 per share on the date of grant, the fair market value of the stock awarded to each director was $11,250.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of August 20, 2008 by (i) each person known to the Company to be the beneficial owner of more than 5% of its Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group.  As of August 20, 2008, there were 339,125,029 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)(3)	Percentage of Class (4)

Don Gunther 9766 Bentgrass Bend Naples, FL 34108	20,342,671	6.0%
Ben M. Jones III 611 Rieckel Drive Hendersonville, NC 28739	27,467,180	8.1%
Hickman Holdings, LP (5)	104,817,547	30.9%
D’Anza Family Trust (5)	67,665,119	19.95%
Brian S. Dunn	13,766,009	4.1%
Todd A. Bartlett	2,560,347	.8%
Shawn M. Williams	1,658,334	.5%
Terrence P. Monahan (6)	3,420,000	1.0%
Officers and directors as a group (4 persons)	21,404,690	6.3%

(1)	Unless otherwise indicated, the address of the persons named in the table is 30100 Solon Industrial Parkway, Solon, Ohio 44139.

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

(4)
Percentage ownership for a given individual or group is calculated on the basis of (i) the amount of outstanding shares owned as of August 20, 2008 plus, (ii) the number of shares that such individual or group has the right to acquire within sixty (60) days pursuant to options, warrants, conversion privileges or other rights.

(5)	Mr. David D’Anza is the sole member of Chressian, LLC, which is the General Partner of Hickman Holdings, LP and Mr. D’Anza is the Trustee of the D’Anza Family Trust.

(6)	Includes 2,000,000 shares owned by Shop Floor Systems, Inc., of which Mr. Monahan shares beneficial ownership.

Item 12.  Certain Relationships and Related Transactions

None

Item 13.    Exhibits

The exhibit list required by Item 13 of Form 10-KSB is provided in the “Index to Exhibits” located herein, immediately following Item 14.

Item 14.  Principal Accountant Fees and Services

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Maloney and Novotny, and all fees billed for other services rendered by Cunninham Associates during those periods.

Year Ended May 31,	2008	2007

Audit Fees (1)	243,321	75,760
Audit-Related Fees (2)	-	-
Tax Fees (3)	36,715	26,864
All Other Fees (4)	-	-
Total Accounting Fees and Services	280,036	102,624

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

Pre-Approval Policy for Audit and Non-Audit Services

The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant.  All of the services rendered to the Company by the independent accountants during 2008 were pre-approved by the Board of Directors of the Company.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Articles and Plan and Agreement of Merger between SpectraFax Corp. and Serefex Corporation ****
3.1	Certificate of Incorporation of Serefex Corporation ***
3.2	Bylaws of Serefex Corporation ***
4.1	See Exhibits 3.1 and 3.2 for the provisions of the Articles of Incorporation and Bylaws of the Company that define the rights of holders of the Company’s Common Stock
4.2	Specimen of Common Stock Certificate ****
10.4	2000 Director Stock Option Plan **
10.6	Employment agreement of Brian S. Dunn dated October 20, 2007*
10.7	Employment agreements of Todd Bartlett dated October 21, 2007 and October 22,2007*
10.8	Employment Agreement of Shawn M. Williams, dated November 15, 2007 *
14.1	Proposed Code of Ethics **
16.1	Letter on Change in Certifying Accountant ††
31.1	Rule 13a-14(a)/15d–14(a) Certifications of Todd A. Bartlett, Chief Financial Officer *
31.2	Rule 13a–14(a)/15d–14(a) Certifications of Brian S. Dunn, CEO and President *
32.1	Section 1350 Certifications of Todd A. Bartlett, Chief Financial Officer *
32.2	Section 1350 Certifications of Brian S. Dunn, Chief Executive Officer and President *

*           Filed herewith.

**	Filed as an Exhibit to the Company’s Form 10-KSB, as filed with the Commission on March 26, 2004

***	Contained in the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on February 20, 2002.

****	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, as filed with the Commission on April 15, 2003.

†	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the Commission on February 3, 2004.

††	Filed as Exhibit 16(b) to the Company’s Current Report on Form 8-K, as filed with the Commission on November 8, 2002.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 14, 2008

SEREFEX CORPORATION

By:	/s/ Brian S. Dunn
Brian S. Dunn, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian S. Dunn	Director and Chief Executive Officer	October 14, 2008
Brian S. Dunn

/s/ Todd A. Bartlett	Chief Financial Officer	October 14, 2008
Todd A. Bartlett

/s/ Terrence P. Monahan	Director	October 14, 2008
Terrence P. Monahan