Form 10-Q
period 2008-08-31
SEREFEX CORP
filed 2008-10-22
CIK 773937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number : 0-24362

SEREFEX CORPORATION

Delaware	59-2412164
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

30700 Solon Industrial Parkway
Solon, Ohio 44139
(440) 248-0766

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

    Large Accelerated Filer   ☐     Accelerated Filer   ☐     Non-Accelerated Filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes   ☐     No   ☒

Shares of common stock, $0.0001 par value, outstanding on October 20, 2008: 339,875,029

SEREFEX CORPORATION.
FORM 10-Q For the Quarter Ended August 31, 2008

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Serefex Corporation and Subsidiaries
Unaudited Consolidated Balance Sheet
Ended August 31, 2008 and May 31, 2008

	31-Aug-08	31-May-08
	Unaudited	Unaudited
Assets

Current Assets
Cash and equivalents	$224,017	$406,884
Restricted Cash	-	290,505
Receivables	6,229,026	5,626,669
Inventories	987,668	1,382,261

Deferred and refundable income taxes	-	523,446
Deferred cost and prepaid expenses	754,880	733,018

Total current assets	8,195,591	8,962,783

Plant, Property and Equipment – Net	558,799	225,568

Other Assets
Other	118,277	118,377
Deferred income taxes	2,134,888	1,485,728
deferred warranty cost	5,881,479	5,881,479

Total other assets	8,134,644	7,485,584

Total Assets	$16,889,034	$16,673,935

Serefex Corporation and Subsidiaries
Unaudited Consolidated Balance Sheet
Ended August 31, 2008 and May 31, 2008

	31-Aug-08	31-May-08
	Unaudited	Unaudited
Liabilities

Current Liabilities
Accounts Payable	$5,442,823	$3,445,507
Revolving line of credit	3,972,618	4,333,787
Accrued Expenses	1,893,348	3,477,614
Deferred Warranty Revenue	2,073,286	2,073,286
Current portion of long term debt	-	250,000

Total current liabilities	13,382,074	13,580,194

Deferred Warranty Revenue	12,067,855	12,437,945

Long term debt	-	250,000
Current portion	-	250,000
		-

Subordinated Debt to Stockholders	3,150,931	3,150,931

Stockholder's Equity
Serefex common stock (600,000,000 authorized, 339,875,029 issued and outstanding at par value .0001)	33,988	33,913
Additional Paid in Capital	3,210,144	3,176,885
Retained earnings (deficit)	(11,458,295)	(11,308,270)

Total Stockholder's Equity before unearned ESOP shares	(8,214,164)	(8,097,472)
Unearned ESOP Shares		(900,000)
Receivable from stockholders	(3,497,663)	(3,497,663)

Total stockholder's equity	(11,711,827)	(12,495,135)

Total Liabilities and Stockholder's Equity	$16,889,034	$16,673,935

Serefex Corporation and Subsidiaries
Unaudited Consolidated Statements of Operations
For three months ended August 31,

	Three months ended August 31,
	2008	2007

Gross Sales	$10,891,010	$8,501,403
Less Discounts	3,440	27,933

Net Sales	10,887,569	8,473,470

Cost of Goods Sold	7,413,256	3,883,146

Gross Profit	3,474,313	4,590,324

Selling, General and Administrative Expenses	2,891,211	4,159,763

Income from Operations	583,103	430,561

Other (Income) Expenses	363,504	101,521

Income before taxes	219,599	329,040

Provision for taxes	95,374	76,881

Net Income	$124,225	$252,159

Earnings per share	$0.00	$0.24

weighted average shares outstanding:	339,627,529	1,048,031

Serefex Corporation and Subsidiaries
Unaudited Consolidated Cash Flow Statements
For three months ended August 31,

	For three months ended August 31,
	2008	2007

Net income (Loss)	$ 124,225	$ 252,159
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	16,500	16,500
Provision related to ESOP	1,274,985	150,000
Deferred income taxes	(125,714)	-
(Increase) decrease in operating assets:
Restricted cash	290,505	(12,577)
Receivables	(602,357)	(709,908)
Inventories	394,593	(346,415)
Deferred costs and prepaid expenses	(21,862)	(128,244)
Other assets	(649,060)	(577,912)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	413,049	1,003,714
Deferred warranty revenue	(370,090)	838,671

NET CASH USED IN OPERATING ACTIVITIES	744,774	485,988

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(349,731)	(12,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving credit facility	(361,169)	(293,085)
Payments on long-term debt	(250,000)	(150,000)
Additional paid in capital	33,259	-
Funds advanced to stockholder	-	(98,331)

NET CASH USED IN INVESTING ACTIVITIES	(577,910)	(541,416)

NET DECREASE IN CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS:	(182,867)	(67,937)
BEGINNING OF PERIOD	406,884	67,938

END OF PERIOD	$ 224,017	$ --

Serefex Corporation and Subsidiaries
Notes to Financial Statements

Note 1:

A
The unaudited financial statements presented for August 31, 2008 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Further, all adjustments are of a normal recurring nature.

B
There have been no significant changes to the notes to the financial statements since the 10-KSB filed October 15, 2008. Additionally, there have been no changes in managerial estimates or accounting procedures. Please reference above mentioned 10-KSB for further information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational results

Serefex is a holding company whose principal operations are carried on through W.P. Hickman Systems, Inc., a seventy-one percent (71%) owned subsidiary (“Hickman”).  The financial information set forth herein reflects the operations of Hickman.

Sales for the first quarter ending August 31, 2008 were $10,891,010 up 28% from $8,501,403 for the same period 2007.  The first quarter experienced an increase mainly in our service contracts in our AMT subsidiary.  Due to our products focusing on replacement and repair roofing, we are not subject to the cyclical nature of new construction.  This provides a steady sales environment for our company.  In fiscal year 2009 a significant portion of our sales reps left the Company.  As a result, the Company adjusted budget planning down to plan for costs appropriately.

Cost of goods sold has been impacted over the last three years due to oil and steel price increases. Most of the Company’s products contain asphalt.  In addition, we continue to increase sales in metal roofing, both of which are directly impacted by increases in the aforementioned commodities.  In addition, there was an increase in sales from repair and construction work performed through contractors, which has a lower gross profit margin.  As a result, first quarter sales had a gross profit margin of 37% compared to 54% for the same period 2007.

Overhead costs for the first quarter ending August 31, 2008 were $2,891,211 down 30% or $1,268,522 for the same period 2007.   As a result, despite lower gross profit margins, the Company’s operating profit was higher than the same period 2007 by 35.4%.   In addition, due to cost controls and managed cost, the Company is experiencing greater cost reductions in everyday activity.

Due to the rapid payment of the long term loan imposed by First Merit, ESOP expenses were dramatically higher. As this ESOP term note is paid down, the company incurs ESOP compensation expense.  Paying this loan quickly increased the Company’s ESOP expense. As a result, expense which should have been incurred over an 8 month period of time was incurred all within the first quarter.  Although this is a negative impact on the first quarter, this will greatly reduce ESOP expense for the remainder of the year.

On October 2, 2008 Hickman, together with its two wholly owned subsidiaries filed a petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Western District of Pennsylvania.   Reference is made to the Company’s Form 10-KSB report dated October 15, 2008, filed with the Commission.

Liquidity

 The roofing industry has seasonal changes.  Sales grow rapidly in the spring season, creating a tightening of cash constraints.  This results in increased payables, while the ability to borrow against receivables lags behind until product ships.  In the fall season, the sales diminish increasing the Company’s cash position, and a reduction of payables.  Again, collection of sales lags the payment process which requires increased borrowing.   During the winter months, the receivables drop dramatically reducing the current assets.  As a result, many of the current asset and current liability accounts are lower in February, but start to increase by year end resulting in the increased balances at May 31st which results in a tightening of cash, an increase in payables due to increased purchases, and a slight increase in receivables.  For the first quarter of fiscal 2009, the Company’s profits have improved the cash position of the Company.  However, due to First Merit closing out the credit lines, the cash was used to pay down long term debt, further reducing the Company’s working capital.

The accounting for the Company’s warranty revenue and the receivable from stockholder resulted in a large negative equity position for the Company.  However, as the Company moves forward, the continual improvement is demonstrated in the balance sheet.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

 Not Applicable.

Item 4.	Controls and Procedures

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

On October 22, 2007, the Company consummated a Stock Exchange Agreement with Hickman Holdings, L.P., and the D’Anza Family Trust (“Sellers”), whereby in exchange for 741,344 shares of Common Stock of W.P. Hickman Systems, Inc., representing approximately 70% of the outstanding shares of Common Stock of Hickman, Serefex issued to Sellers an aggregate of 172,482,666 shares of its Common Stock.  Prior to this transaction, W.P. Hickman was a privately owned company.  As of August 31, 2008, management, primarily chief executive officer and chief financial officer, initiated an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, the chief executive officer and chief financial officer have concluded the disclosure controls and procedures currently in place for W.P. Hickman are ineffective.  Controls have not been implemented mainly due to the lack of time and resources since the acquisition. Specifically, critical combinations of process tasks exist in several functions of the organization.  Pending the completion of the review, operational and systematic changes will be made to implement proper controls and disclosures.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to the Company’s Form 10KSB report dated October 15, 2008, filed with the Commission.

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

The following is a summary of all of the shares of the Company’s common stock, par value $.0001 per share, which were privately placed with accredited investors and without registration under Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), during the three months ended August 31, 2008.   We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the issuance of such securities.

(a) 750,000 Shares issued to 3 individuals for services rendered at $.02 or $15,000

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report by Executive Vice President and Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEREFEX CORPORATION
October 21, 2008	By: /s/ Brian S. Dunn
Brian S. Dunn, President and Chief Executive Officer

October 21, 2008	By: /s/ Todd Bartlett
Todd Bartlett, Chief Financial Officer