Form 10-K/A
period 2008-05-31
SEREFEX CORP
filed 2008-12-24
CIK 773937

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-KSB/A
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

On September 10, 2008 the Company filed an action in the United States District Court, Middle District of Florida (Serefex Corporation vs. Hickman Holdings, L.P., Chressian, LLC, The D'Anza Family Trust, Case No. 08- ).  The Complaint alleges that in connection with an October 20, 2007 Stock Exchange Agreement between Serefex Corporation, Hickman Holdings, LP, Chressian, LLC , and The D’Anza Family Trust (the “Agreement”), the Defendants’ breached their contractual and fiduciary duties under the Stock Exchange Agreement and undertook fraudulent conduct, resulting in grossly inadequate consideration paid by Serefex for the shares of common stock of W.P. Hickman Systems, Inc. acquired from the Defendants.

On October 15, 2007, Cynthia Struck as Trustee for the W.P. Hickman Systems, Inc. Employee Stock Ownership Plan and Trust filed an action in the Court of Common Pleas for Cuyahoga County, Ohio (Cynthia Strunk Trustee for the W.P. Hickman Systems, Inc. Employee Stock Ownership Plan and Trust vs. W.P. Hickman Systems, Inc., Case No. 07-6338870).  The Complaint alleges that from at least 2002, David D’Anza, former Chairman of the Board of Directors, President and Chief Executive Officer of Hickman as well as Trustee for the D’Anza Family Trust systematically and fraudulently misappropriated millions of dollars from the Company. Additionally, the Complaint goes on to allege that Mr. D’Anza also falsified Hickman financial records, and concealed blatant self-dealing by the D’Anza family. The D’Anza family orchestrated this widespread and multifaceted scheme. Since the filing of the case, David D’Anza has been removed from all positions with the Company and subsequently resigned.  Cynthia Struck has resigned as the Trustee; Richard D. Panza and Matthew W. Nakon of Wickens, Herzer, Panza, Cook & Batista Co., Counsel for the Trustee has also resigned.  Todd Bartlett, the current CFO of the Company has replaced Ms. Strunk as the Trustee and Brent Bacon of Frantz Ward LLP is substituting in as counsel for the Trustee.

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

On May 14, 2008, W.P. Hickman filed an action against David D’Anza, Donna D’Anza, D’Anza Family Trust, Christine B. Hooper, Aurgo Consultants, Brian D’ANZA, Christopher D’Anza, Jessica D’Anza, and Paul Patchen d/b/a T & M Construction in the Court of Common Pleas for Cuyahoga County, Ohio (W.P. Hickman Systems, Inc. vs. David D’Anza, Donna D’Anza, D’Anza Family Trust, Christine B. Hooper, Aurgo Consultants, Brian D’ANZA, Christopher D’Anza, Jessica D’Anza, and Paul Patchen d/b/a T & M Construction., Case No. 08-659496).  The Complaint alleges that from at least 2002, David D’Anza, former Chairman of the Board of Directors, President and Chief Executive Officer of Hickman and his family members systematically and fraudulently misappropriated millions of dollars from the Company. Additionally, the Complaint goes on to allege that Mr. D’Anza also falsified Hickman financial records, and concealed blatant self-dealing by the D’Anza family. The D’Anza family orchestrated this widespread and multifaceted scheme. The litigation is in the early stages.  The company is preparing various discovery requests to David D’Anza.

On June 19, 2008, W.P. Hickman filed an action against Steve Harnish, in the Court of Common Pleas for Cuyahoga County, Ohio (W.P. Hickman Systems, Inc. vs. Steve Harnish, Case No. 08-662719).  The Complaint alleges that from at least 2002, Steve Harnish, former Director, President and Chief Executive Officer of Hickman, breached his fiduciary duties to Hickman; violated his non-compete, non-solicitation agreement; tortuously interfered with Hickman’s customers and employees; defamed and disparaged the Company after his association with Hickman ended; as well as violated the Ohio Uniform Trade Secret Act, Ohio Rev. Code § 1333.81, and Ohio common law.  The Court of Common Pleas granted Hickman’s Motion for an Injunction preventing Mr. Harnish and his agents from recruiting and soliciting Hickman’s sales representatives and sales force; soliciting Hickman’s independent contractors, customers and business partners; and making or causing to be made any false representations of fact with regard to Plaintiff's financial condition, business or products.  Subsequently, Mr. Harnish removed the case to United States Federal District Court for the Northern District of Ohio, Eastern Division, where the Court dissolved the injunction.  On or about July 3, 2008, Mr. Harnish filed a Counterclaim against Hickman alleging that Hickman owes him back wages, which Hickman denies.    The case is currently in the discovery stage.

On July 7, 2008, W.P. Hickman filed an action against Simon Roofing and Sheet Metal Corp., in the Court of Common Pleas for Cuyahoga County, Ohio (W.P. Hickman Systems, Inc. vs. Simon Roofing and Sheet Metal Corp., Case No. 08-664148).  The Complaint alleges that Simon Roofing and Sheet Metal Corp hired Steve Harnish in direct violation of Paragraph 11 of Mr. Harnish’s Sales Agreement with Hickman, more specifically, the Covenant Not To Compete with Plaintiff.  The Complaint further alleges among other theories that Simon Roofing and Sheet Metal Corp has tortuously interfered with Hickman’s customers and employees; defamed and disparaged Hickman; as well as violated the Ohio Uniform Trade Secret Act, Ohio Rev. Code § 1333.81, and Ohio common law.  Currently the case in under an expedited litigation track and the parties are exchanging discovery materials.

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

Depreciation and amortization expense amounted to $65,999, and $216,404 for years ended May 31, 2008 and May 31, 2007, respectively.

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

J.
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

K.
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

L.
Advertising Expense – The costs of advertising, promotion, and marketing programs are charged to expense in the fiscal year incurred. During the years ending May 31, 2008, 2007 and 2006, the Company incurred marketing and promotion expense of $172,163, $157,871 and $73,519, respectively.

M.
Research and Development Expenses — The costs of research and development are charged to expense in the fiscal year incurred. During the years ended May 31, 2008, 2007 and 2006, the Company incurred research and development expenses of $1,069,375, $1,108,188 and $1,031,420,  respectively.

N.
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

O.
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

P.
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

The loan agreements contain covenants, which require the Company to maintain certain financial tests and ratios and limits loans and advances to outside parties and certain other items. For purpose of the Company’s borrowings, the prime rate was 5% and 8.25% at May 31, 2008 and 2007, respectively. The average interest rate was 7.02%, 8.23% and 7.24% for the years ended May 31, 2008, 2007 and 2006 respectively , A t May 31, 2007, scheduled maturities of the term debt are $250,000 for the year ending May 31, 2009. Subsequently the term note has been paid off in full within terms and prior to ending term date.

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

On September 10, 2008 the Company filed an action in the United States District Court, Middle District of Florida (Serefex Corporation vs. Hickman Holdings, L.P., Chressian, LLC, The D'Anza Family Trust, Case No. 08- ).  The Complaint alleges that in connection with an October 20, 2007 Stock Exchange Agreement between Serefex Corporation, Hickman Holdings, LP, Chressian, LLC , and The D’Anza Family Trust (the “Agreement”), the Defendants’ breached their contractual and fiduciary duties under the Stock Exchange Agreement and undertook fraudulent conduct, resulting in grossly inadequate consideration paid by Serefex for the shares of common stock of W.P. Hickman Systems, Inc. acquired from the Defendants.

On October 15, 2007, Cynthia Struck as Trustee for the W.P. Hickman Systems, Inc. Employee Stock Ownership Plan and Trust filed an action in the Court of Common Pleas for Cuyahoga County, Ohio (Cynthia Strunk Trustee for the W.P. Hickman Systems, Inc. Employee Stock Ownership Plan and Trust vs. W.P. Hickman Systems, Inc., Case No. 07-6338870).  The Complaint alleges that from at least 2002, David D’Anza, former Chairman of the Board of Directors, President and Chief Executive Officer of Hickman as well as Trustee for the D’Anza Family Trust systematically and fraudulently misappropriated millions of dollars from the Company. Additionally, the Complaint goes on to allege that Mr. D’Anza also falsified Hickman financial records, and concealed blatant self-dealing by the D’Anza family. The D’Anza family orchestrated this widespread and multifaceted scheme. Since the filing of the case, David D’Anza has been removed from all positions with the Company and subsequently resigned.  Cynthia Struck has resigned as the Trustee; Richard D. Panza and Matthew W. Nakon of Wickens, Herzer, Panza, Cook & Batista Co., Counsel for the Trustee has also resigned.  Todd Bartlett, the current CFO of the Company has replaced Ms. Strunk as the Trustee and Brent Bacon of Frantz Ward LLP is substituting in as counsel for the Trustee.

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

On May 14, 2008, W.P. Hickman filed an action against David D’Anza, Donna D’Anza, D’Anza Family Trust, Christine B. Hooper, Aurgo Consultants, Brian D’ANZA, Christopher D’Anza, Jessica D’Anza, and Paul Patchen d/b/a T & M Construction in the Court of Common Pleas for Cuyahoga County, Ohio (W.P. Hickman Systems, Inc. vs. David D’Anza, Donna D’Anza, D’Anza Family Trust, Christine B. Hooper, Aurgo Consultants, Brian D’ANZA, Christopher D’Anza, Jessica D’Anza, and Paul Patchen d/b/a T & M Construction., Case No. 08-659496).  The Complaint alleges that from at least 2002, David D’Anza, former Chairman of the Board of Directors, President and Chief Executive Officer of Hickman and his family members systematically and fraudulently misappropriated millions of dollars from the Company. Additionally, the Complaint goes on to allege that Mr. D’Anza also falsified Hickman financial records, and concealed blatant self-dealing by the D’Anza family. The D’Anza family orchestrated this widespread and multifaceted scheme. The litigation is in the early stages.  The company is preparing various discovery requests to David D’Anza.

On June 19, 2008, W.P. Hickman filed an action against Steve Harnish, in the Court of Common Pleas for Cuyahoga County, Ohio (W.P. Hickman Systems, Inc. vs. Steve Harnish, Case No. 08-662719).  The Complaint alleges that from at least 2002, Steve Harnish, former Director, President and Chief Executive Officer of Hickman, breached his fiduciary duties to Hickman; violated his non-compete, non-solicitation agreement; tortuously interfered with Hickman’s customers and employees; defamed and disparaged the Company after his association with Hickman ended; as well as violated the Ohio Uniform Trade Secret Act, Ohio Rev. Code § 1333.81, and Ohio common law.  The Court of Common Pleas granted Hickman’s Motion for an Injunction preventing Mr. Harnish and his agents from recruiting and soliciting Hickman’s sales representatives and sales force; soliciting Hickman’s independent contractors, customers and business partners; and making or causing to be made any false representations of fact with regard to Plaintiff's financial condition, business or products.  Subsequently, Mr. Harnish removed the case to United States Federal District Court for the Northern District of Ohio, Eastern Division, where the Court dissolved the injunction.  On or about July 3, 2008, Mr. Harnish filed a Counterclaim against Hickman alleging that Hickman owes him back wages, which Hickman denies.    The case is currently in the discovery stage.

On July 7, 2008, W.P. Hickman filed an action against Simon Roofing and Sheet Metal Corp., in the Court of Common Pleas for Cuyahoga County, Ohio (W.P. Hickman Systems, Inc. vs. Simon Roofing and Sheet Metal Corp., Case No. 08-664148).  The Complaint alleges that Simon Roofing and Sheet Metal Corp hired Steve Harnish in direct violation of Paragraph 11 of Mr. Harnish’s Sales Agreement with Hickman, more specifically, the Covenant Not To Compete with Plaintiff.  The Complaint further alleges among other theories that Simon Roofing and Sheet Metal Corp has tortuously interfered with Hickman’s customers and employees; defamed and disparaged Hickman; as well as violated the Ohio Uniform Trade Secret Act, Ohio Rev. Code § 1333.81, and Ohio common law.  Currently the case in under an expedited litigation track and the parties are exchanging discovery materials.

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

Note 10. Income Taxes

The consolidated provision for taxes based on income is comprised of the following:

Year Ended May 31

	2008	2007	2006
Current
Federal	$8,673	$65,000	$1,900
State		63,200	-
Deferred
Federal	67,099	(463,600)	(25,500)
Utilization of NOL	(1,190,781)	1,240,200	32,900
State	(232,603)	177,400	2,700
Tax benefit from ESOP	488,381	126,500	138,000

Total provision for income taxes	$(859,231)	$1,208,700	$150,000

An analysis of the Company’s deferred tax assets at May 31, 2008, 2007 and 2006 showing the tax effects of significant temporary differences follows:

	2008	2007	2006

Deferred tax assets
Accrued interest	$216,290	$183,000	$139,000
Amortization and depreciation	230,454	198,000	155,000
Accrued vacation	42,468	41,200	39,500
Bad debt reserve	190,949	191,000	61,000
Net operating loss carryforwards	1,163,947	504,400	1,744,600
AMT credit carryover	91,327	91,400	26,400
Other	14,934	13,500	11,000
Total deferred tax asset	$1,950,369	$1,222,500	$2,176,500
Current	464,641	428,700	250,500
Long Term	$1,485,728	$793,800	$1,926,000

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

In accordance with SFAS No. 109, Accounting for Income Taxes, if the cost of ESOP shares committed to be released is greater than their fair value, the employer credits the tax effect of the amount by which the deductible tax expense exceeds the book tax expense to stockholders’ equity. During the years ended May 31, 2008, 2007 and 2006, the excess cost over fair value resulted in a tax benefit from the ESOP in the amount of $94,703 $126,500 and $138,000, respectively.

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

Note 14. Subsequent Events

On October 2, 2008 Hickman filed for bankruptcy protection under chapter 11 of the federal bankruptcy code.  Although, as stated above, Hickman  has reduced the SGA, and is returning a profit in the first quarter of 2009, FirstMerit decided to not grant any more extensions on our lending facility.  Although Hickman was within the financial formulas and always made the payments in a timely manner, the Bank’s decision was to shut off our line of credit five days prior to the forbearance agreement expired.  At the time, Hickman had excess borrowing capacity of more than $680,000.  Payments to creditors were timely, until the bank started reducing our lending capacity in August.  Since we have only three months of operating profitably, and with the current banking conditions, Hickman was not able to obtain a replacement line of credit.  At the time of filing, the bank was taking 100% of Hickman receivables in the Hickman lockbox and applying it to the line of credit, and not allowing any Hickman checks to clear.  The reason provided by the bank for asking us to exit the bank was due to the derivative lawsuit filed on behalf of the ESOP, which is non-financial.

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

Item 13.    Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d–14(a) Certifications of Todd A. Bartlett, Chief Financial Officer *
31.2	Rule 13a–14(a)/15d–14(a) Certifications of Brian S. Dunn, CEO and President *
32.1	Section 1350 Certifications of Todd A. Bartlett, Chief Financial Officer *
32.2	Section 1350 Certifications of Brian S. Dunn, Chief Executive Officer and President *

*

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 23, 2008

SEREFEX CORPORATION

By:	/s/ Brian S. Dunn
Brian S. Dunn, Chief Executive Officer