Form 10-Q
period 2008-11-30
SEREFEX CORP
filed 2009-01-28
CIK 773937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Shares of common stock, $0.0001 par value, outstanding on November 21, 2008: 339,875,029

SEREFEX CORPORATION.
FORM 10-Q For the Quarter Ended August 31, 2008

Cautionary Statement Regarding Forward-Looking Information

     The discussion contained in this report under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Management’s Discussion and Analysis or Results of Operations” as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the issuer’s actual results for fiscal 2009 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the issuer.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Serefex Corporation and Subsidiaries
Unaudited Consolidated Balance Sheet
Ended November 30, 2008 and May 31, 2008

	30-Nov-08	31-May-08
	Unaudited	Unaudited
Assets

Current Assets
Cash and equivalents	$523,606	$406,884
Restricted Cash	-	290,505
Receivables	5,430,310	5,626,669
Inventories	796,724	1,382,261

Deferred and refundable income taxes	595,277	523,446
Deferred cost and prepaid expenses	444,453	733,018

Total current assets	7,790,369	8,962,783

Plant, Property and Equipment – Net	523,039	225,568

Other Assets
Other	123,463	118,377
Deferred income taxes	1,932,256	1,485,728
deferred warranty cost	5,879,212	5,881,479

Total other assets	7,934,930	7,485,584

Total Assets	$16,248,339	$16,673,935

Serefex Corporation and Subsidiaries
Unaudited Consolidated Balance Sheet
Ended November 30, 2008 and May 31, 2008

	30-Nov-08	31-May-08
	Unaudited	Unaudited
Liabilities

Current Liabilities
Accounts Payable	$5,590,800	$3,445,507
Revolving line of credit	2,936,685	4,333,787
Accrued Expenses	2,626,685	3,477,614
Deferred Warranty Revenue	2,073,286	2,073,286
Current portion of long term debt	-	250,000

Total current liabilities	13,227,456	13,580,194

Deferred Warranty Revenue	11,825,500	12,437,945

Long term debt	-	250,000
Current portion	-	250,000
		-

Subordinated Debt to Stockholders	3,402,672	3,150,931

Stockholder's Equity
Serefex common stock (600,000,000 authorized, 339,875,029 issued and outstanding at par value .0001)	33,988	33,913
Additional Paid in Capital	3,489,084	3,176,885
Retained earnings (deficit)	(12,442,139)	(11,308,270)

Total Stockholder's Equity before unearned ESOP shares	(8,919,067)	(8,097,472)
Unearned ESOP Shares		(900,000)
Receivable from stockholders	(3,288,223)	(3,497,663)

Total stockholder's equity	(12,207,290)	(12,495,135)

Total Liabilities and Stockholder's Equity	$16,248,339	$16,673,935

Serefex Corporation and Subsidiaries
Unaudited Consolidated Statements of Operations
For three and six months ended November 30, 2008

	Three months ended November 30		Six months ended November 30
	2008	2007	2008	2007
GROSS SALES	$4,016,666	$10,195,505	$14,907,676	$18,696,908
Less discounts	(43,462)	(21,316)	(46,902)	(49,249)

NET SALES	3,973,204	10,174,189	14,860,774	18,647,659

COST OF SALES	2,470,099	5,081,877	9,883,355	8,965,023

GROSS PROFIT	1,503,105	5,092,312	4,977,419	9,682,636

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,210,050	4,690,604	5,101,261	8,850,367

INCOME FROM OPERATIONS	(706,945)	401,708	(123,842)	832,269

OTHER (INCOME) EXPENSES	(35,895)	83,229	327,609	184,750

INCOME BEFORE PROVISION FOR TAXES ON INCOME	(671,050)	318,479	(451,451)	647,519

PROVISION FOR TAXES ON INCOME	(264,754)	124,569	(169,380)	201,450

NET INCOME	$(406,296)	$193,910	$(282,071)	$446,069

Earnings per share:	$(0.001)	$0.001	$(0.001)	$0.002

Weighted average shares outstanding:	339,875,029	243,254,742	339,752,078	207,675,338

Serefex Corporation and Subsidiaries
Unaudited Consolidated Cash Flow Statements
For six months ended November 30, 2008

	For six months ended November31,
	2008	2007

Net income (Loss)	$(282,072)	$446,069
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	42,388	33,158
Provision related to ESOP	250,000	300,000
Deferred income taxes	(71,831)	(11,962)
(Increase) decrease in operating assets:
Restricted cash	290,505	(21,246)
Receivables	196,359	(3,247,254)
Inventories	585,537	(6,327)
Deferred costs and prepaid expenses	288,565	228,310
Other assets	434,276	(214,538)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	1,294,364	3,743,320
Deferred warranty revenue	(612,445)	873,899

NET CASH USED IN OPERATING ACTIVITIES	2,415,646	2,136,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant & equipment	(339,859)	(24,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving credit facility	(1,397,102)	(1,538,740)
Payments on long-term debt	(250,000)	(300,000)
Additional paid in capital	33,259	-
Change in stockholder receivables	(345,222)	(208,675)

NET CASH USED IN INVESTING ACTIVITIES	(1,959,065)	(2,047,415)

NET DECREASE IN CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS:	116,722	64,144
BEGINNING OF PERIOD	406,884	67,938

END OF PERIOD	$523,606	$132,082

Serefex Corporation and Subsidiaries
Notes to Financial Statements

Note 1:

A
The unaudited financial statements presented for November 30, 2008 reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Further, all adjustments are of a normal recurring nature.

B	The company adjusted prior periods due to an error in project cost accounting. The correcting entries impacted FY 2008 negatively ($391,375) and first quarter 2009 negatively ($176,634).

C

There have been no significant changes to the notes to the financial statements since the 10-KSB filed October 15, 2008. Additionally, there have been no changes in managerial estimates or accounting procedures. Please reference above mentioned 10-KSB for further information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational results

Serefex is a holding company whose principal operations are carried on through W.P. Hickman Systems, Inc., a seventy-one percent (71%) owned subsidiary (“Hickman”).  On October 2, 2008, Hickman together with its two wholly owned subsidiaries filed a petition for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Western District of Pennsylvania.   Reference is made to the Company’s Form 10-KSB report dated October 15, 2008, filed with the Commission.

Sales for the first six months ending November 30, 2008 were $14,907,676 down 20.3% from $18,696,908 for the same period 2007.  Sales for the first quarter ending August 31, 2008 were up compared to the same period in 2007, however, after filing chapter 11, the company experienced a dramatic drop in sales.  Sales for the last three months ending November 30, 2008 were $4,016,666 down 60.6% from $10,195,505 for the same period 2007.

Cost of goods sold has been impacted over the last two months due to Chapter 11.  The Company has incurred price increases due to risk to our vendors, premiums on trucking and additional charges since filing for bankruptcy protection.  Additionally, the month of September had a high percentage of contract work which yields a lower gross profit margin than average.  As a result, cost of goods sold as a percentage of sales increase from 48.1% for the first six months ending November 30, 2007 to 66.5% for the first six months ending November 30, 2007.

Overhead costs for three and six months ending November 30, 2008 were $2,210,050 and $5,101,261 respectively compared to $4,690,604 and $8,850,367 for the same periods 2007.   The Company continues to implement controls and reduce overhead cost in the organization.

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

Liquidity

The Company’s operating company (W.P. Hickman) filed for protection under Federal Bankruptcy laws on October 2, 2008.  The current plan is to exit chapter 11 via a sale of the assets of the company.  The majority of the liabilities and ownership of the company would remain behind in the court.  As a result, Serefex Corporation will no longer own the operations of W.P. Hickman.  Serefex will continue operations without the assets or the liabilities of the operating company.

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

Reference is made to the Company’s Form 10KSB report dated October 15, 2008, filed with the Commission.  As of the bankruptcy filing all lawsuits are stayed for cases related to W.P. Hickman.  The exception of this is fort the case of Serefex v D’Anza Family trust et al as referenced in the filing of the Companies 10KSB.

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

On January 22, 2009, Mr. Todd Bartlett resigned as Chief Financial Officer of the Company and that Mr. Brian Dunn, Chief Executive Officer and President has assumed the position until a replacement is hired.

On January 26, 2009, Mr. Williams notified the company that it is in default of the payable due him relating to the housing reimbursement provision of his employment contract totaling $224,241relating to his relocation from Naples, Florida to the greater Solon, Ohio area.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer and interiun Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report by Chief Executive and interun Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEREFEX CORPORATION
January 23, 2009	By: /s/ Brian S. Dunn
Brian S. Dunn, President and Chief Executive Officer
Interim Chief Financial Officer