Form 10-Q
period 2009-02-28
SEREFEX CORP
filed 2009-04-22
CIK 773937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Yes   X    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☐     Accelerated Filer   ☐     Non-Accelerated Filer  □ Small Reporting Company □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes   ☐     No   X

On April 17, 2009, we had outstanding 339,875,029 shares of our common stock, $.0001 par value.

SEREFEX INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2009

Table of Contents

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

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Serefex Corporation and Subsidiaries
Consolidated Balance Sheet As of February 28, 2009
Unaudited

	Feb 28, 09	May 31, 08
ASSETS
Current Assets
Total Checking/Savings	$3,632	$697,389
Total Accounts Receivable	384,510	5,618,853
Other Current Assets		1,264,280
Prepaid Items	507
Inventory	12,629	1,382,261
Total Other Current Assets	13,136	2,646,541
Total Current Assets	401,279	8,962,783
Total Fixed Assets	5,194	225,568
Other Assets		5,999,856
Deferred Tax Asset	3,100,773	1,485,728
Total Other Assets	3,100,773	7,485,584
TOTAL ASSETS	$3,507,246	$16,673,935
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Total Accounts Payable	179,370	8,029,294
Total Other Current Liabilities	265,552	5,550,900
Total Current Liabilities	444,922	13,580,194
Deferred Warranty Revenue	-	12,437,945
Subordinated Debt to Stockholders		3,150,931
Total Liabilities	444,922	29,169,070
Equity
COMMON STOCK	33,988	(4,363,750)
Paid In Capital	3,465,822	3,176,885
Retained Earnings	(273,340)	(11,308,270)
Net Income	(164,146)
Total Equity	3,062,324	(12,495,135)
TOTAL LIABILITIES & EQUITY	$3,507,246	$16,673,935

See accompanying notes.

Serefex Corporation and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended February 28, 2009 and February 29, 2008
Unaudited

	Three Months Ended Feb 28th and 29th		Nine Months Ended Feb 28th and 29th
	2009	2008	2009	2008
Ordinary Income/Expense
Total Income	$1,270	$3,933,022	$165,966	$22,580,681
Total COGS	765	2,195,313	21,924	11,160,336
Gross Profit	505	1,737,709	144,042	11,420,345
Total Expense	11,066	4,168,004	672,475	13,018,371
Net Ordinary Income	(10,561)	(2,430,295)	(528,433)	(1,598,026)
Other Income/Expense
Other Income
Other Income / Loss	(118,317)	(44,672)	343,489	(229,422)
Total Other Income / Loss	(118,317)	(44,672)	343,489	(229,422)
Total Other Expense	128	(834,691)	503	(633,241)
Net Other Income	(118,446)	790,019	342,986	403,819
Net Income	$(129,006)	$(1,640,276)	$(185,447)	$(1,194,207)

Earnings (Loss) per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	339,791,696	333,853,856	339,875,029	243,140,333

See accompanying notes

Serefex Corporation and Subsidiaries
Consolidated Statement of Cash Flows
For the three and nine months ended February 28, 2009 and February 29, 2008
Unaudited

	2009	2008
OPERATING ACTIVITIES
Net cash provided by Operating Activities	$-251,308	$1,264,815
INVESTING ACTIVITIES
Net cash provided by Investing Activities	1,246.00	-29,290
FINANCING ACTIVITIES
Net cash provided by Financing Activities	15,000	-1,060,884
Net cash increase for period	-235,062	174,641
Cash at beginning of period	238,695	67,938
Cash at end of period	$3,632.00	$242,579

See accompanying notes

Notes to the Financial Statements

NOTE 1  BASIS OF PRESENTATION

    In view of the bankruptcy of the Company's operating subsidiaries and the subsequent sale of substantially all of the Company's assets (see the response to Item 2 below), the Company has elected to set forth financial information for the three and nine month periods ended February 28, 2009 only with respect to its continuing operations.

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

Management has implemented, or developed plans to implement, a number of actions to address these conditions. The success of its future operations cannot be determined at this time. These factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3 - EARNINGS (LOSS) PER SHARE

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

     On October 2, 2008, the United States Bankruptcy Court for the Western District of Pennsylvania (the “Bankruptcy Court”) assumed jurisdiction over substantially all of the assets and business of the Registrant pursuant to a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code, which petition was filed by Registrant’s majority-owned subsidiary, WP Hickman Systems, Inc. together with Hickman’s wholly owned subsidiaries Hickman Manufacturing, Inc. and A.M. Technologies, Inc., constituting all of Registrant’s subsidiaries (collectively, the “Subsidiaries”).

On February 27, 2009, pursuant to Sections 105, 363 and 365 of the Bankruptcy Code and applicable rules, the Bankruptcy Court entered a final order (i) approving the sale of substantially all of the assets of Registrant’s Subsidiaries (the “Asset Sale”) to WPH Acquisition Company, LLC (“Highest Bidder”); (ii) authorizing the assumption, assignment and sale of certain executory contracts and unexpired leases of the Subsidiaries to Highest Bidder in connection with the Asset Sale (the “Assigned Contracts”); and (iii) granting certain related relief, which order was entered by the Bankruptcy Court prior to, and outside of, a plan of reorganization (the “Court Order”).  The Court Order also provided that the Subsidiaries will (i) cure any monetary default existing under any Assigned Contract, and (ii) compensate actual losses resulting from any default under any Assigned Contract, or provide adequate assurances with respect thereto, prior to the closing of the Asset Sale.

The Court Order carved out of $175,000 from the proceeds of the Asset Sale for allowed administrative claims under Bankruptcy Code Section 503(b), and further directed the payment of net proceeds, in the amount of $1,025,000 (the “Net Proceeds”), to FirstMerit Bank, N.A. (“FirstMerit”).  The Court Order also found that, after receipt of the Net Proceeds, First Merit will have an allowed non-priority general unsecured claim in the total amount of $2,105,605 (the “FirstMerit Deficiency Claim”), provided, however, that the first $300,000 from the net proceeds of any litigation claims that remain with the Subsidiaries following the Asset Sale shall be applied to the FirstMerit Deficiency Claim, and thereafter, the balance of the of the First Merit Deficiency Claim shall be paid pro rata with all other non-priority general unsecured claims.

Registrant is a holding company, whose principal operations are carried out through the Subsidiaries.  The Asset Sale and the assumption and assignment of the Assigned Contracts occurred on March 2, 2009, constituting a disposition of substantially all of the Registrant’s assets.  Other than in respect of the Asset Sale and related Assigned Contracts, there is no material relationship between Highest Bidder and the Registrant or the Registrant’s Subsidiaries, or any of their respective affiliates, officers, directors, or any associate of any such directors or officers.

The company is currently still selling minimal amounts of its Fridge Tape product to several national retailers and catalog companies and is in various stages of discussions with several new technology companies for exclusive Marketing, Sales and Distribution Agreements. No assurances can be given as to the company’s success in achieving final executed agreements with these organizations.

Item 3.	Controls and Procedures

     It is the responsibility of our chief executive officer/chief financial officer to ensure that we maintain controls and other procedures designed to ensure that the information required to be disclosed by us in reports that we file with the Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified by in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

     Reference is made to the Company’s 10K/A report filed for the period ending May 31, 2008. In addition, the following case has been updated as follows:

On September 10, 2008 the Company filed an action in the United States District Court, Middle District of Florida (Serefex Corporation vs. Hickman Holdings, L.P., Chressian, LLC, and The D'Anza Family Trust, United States Federal District Court, Middle District of Florida, Case No. 2:08-CV-692-FTM-29-DNF).  The Complaint sets forth that in connection with an October 20, 2007 Stock Exchange Agreement between Serefex Corporation, Hickman Holdings, LP, Chressian, LLC, and The D’Anza Family Trust (the “Agreement”), the Defendants’ breached their contractual and fiduciary duties under the Stock Exchange Agreement and undertook fraudulent conduct, resulting in grossly inadequate consideration paid by Serefex for the shares of common stock of W.P. Hickman Systems, Inc. acquired from the Defendants.  On March 19, 2009, Serefex filed a First Amended Complaint, which reduced duplicitous legal theories as well as added Biltmore Investments, Ltd. as a Defendant.  The First Amended Complaint alleges that Biltmore Investments, Ltd. is a North Carolina licensed Real Estate and Business Brokerage concern and is not licensed to sell real estate in the State of Florida.  Additionally, the First Amended Complaint alleges that Biltmore Investments, Ltd. is not licensed to sell securities in the states of North Carolina, Florida or Ohio.  Finally, as a result of Biltmore Investments, Ltd. not being licensed, we have alleged the September 7, 2007 Business Brokerage Agreement between Biltmore Investments, Ltd and Defendants The D’Anza Family Trust, Hickman Holdings, LP and Chressian, LLC. is invalid and unenforceable and Biltmore Investments, Ltd. is not entitled to receive a finder's fee of five percent (5%) in cash or shares of Serefex stock.

     In addition, we are, from time to time, parties to various litigation matters arising in the normal course of our business. We are not currently involved in any litigation of this nature that we believe, based on our examination of such matters, are likely to have a material adverse effect on our financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

     None.

Item 4.	Submission of Matters to a Vote of Security Holders

     None.

Item 5.	Other Information

     None.

 Item 6.                 Exhibits

Exhibit No.           Description of Exhibit

31.1	Certification of Chief Executive Officer/Interim CFO pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer/Interim Chief Financial Officer

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEREFEX CORPORATION
April 22, 2009	By:	/s/ Brian S. Dunn
Brian S. Dunn, President, Chief Executive Officer and Interim CFO